Form 10-Q
period 1995-08-31
ENVIRONMENTAL TESTING TECHNOLOGIES INC
filed 1996-01-05
CIK 768153

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549


FORM 10-QSB


(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]


For the Quarter Ended August 31, 1995

Commission file number 1-10069


ENVIRONMENTAL TESTING TECHNOLOGIES, INC.
(formerly Peripheral Systems, Inc.)

Washington
(State of Incorporation)

7500 Perimeter Road South
Seattle, WA
(Address of principal executive offices)93-0845837
(IRS Employer ID No.)


98108
(Zip Code)

206-763-1919
(Telephone Number)


Check whether the registrant filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by the bankruptcy court.


YES   X       NO


Common stock, no par value, $1,481,315 shares outstanding as of 10/31/95

Table of Contents Page


PART I - Financial Information

 Item 1      Condensed Consolidated Balance
             Sheet
       Condensed Consolidated Statement of
       Operations
       Notes to Financial Statement

 Item 2      Management Discussion & Analysis
             of Financial Condition & Results
             of OperationsPage No.

1
2
3

4PART II - Other

 Item 1      Legal Proceedings

 Item 2   Reports on Form 8K

       Signatures

5


5

6
      ODDHEADER: Environmental Testing Technologies, Inc. & its subsidiaries
                 Part I - Financial Information

  Environmental Testing Technologies, Inc. & its subsidiaries
                         Balance Sheet

8/31/95
Unaudited5/31/95
Audited
                                      ASSETS
Current Assets
  Cash
  Accounts Receivable - net of
allowances
  Other current assets
 TOTAL current assets

Property, Plant & Equipment
  Building & leasehold improvements
  Machinery & equipment
  Vehicles & office trailers
  Furniture & fixtures
  Less accumulated depreciation
 Property, Plant & Equip. (Net)

Other Assets
  Deposits

$11,600
211,324
  51,421
274,348


115,912
1,952,582
242,052
  60,405
(1,670,70
2)
700,249


20,009

$12,659
535,299
225,570
773,528


126,178
2,205,328
325,943
86,112
(1,735,668
)
1,007,893


30,058
        TOTAL ASSETS$994,606$1,811,479LIABILITIES & STOCKHOLDER'S DEFICIT Current Liabilities
  Line of Credit
  Accounts Payable
  Accrued Liabilities
  Current portion of long term debt
 TOTAL current liabilities

Long Term Debt
Income Tax Payable
Redeemable Preferred Stock

   Stockholder's (Deficit) Equity
  Preferred Stock
  Common Stock (no par value)
  Accumulated deficit
 TOTAL Stockholder's Deficit

$109,579
339,825
185,241
575,507
1,210,152

229,874
175,000
176,958


100,000
617,557
(1,514,93
5)
(797,398)

522,452
370,284
164,473
529,041
1,786,250

222,389
175,000
176,958


200,000
608,557
(1,357,675
)
(549,118)TOTAL LIABILITIES & STOCKHOLDER'S
DEFICIT$994,606$1,811,479


Environmental Testing Technologies, Inc. & its subsidiaries
Statement of Operations

3 Months
ended3 Months
Ended8/31/958/31/94  Sales
- Cost of Sales
  Gross Profit$537,706
434,678
103,028$988,965
625,454
363,511
Operating Expenses:
  Selling, General &
Administrative


$226,056


231,552Operating Income <Loss>(123,028)131,959Other Income <Expense>:
  Interest
  Net Loss on Discontinued
Operations
  Gain on Sale of Discontinued
Business
(54,817)
(22,554)
43,139
(26,921)
 (4,451)
- -
Total Income <Loss> Before
Income Taxes(157,260)100,587Federal Income Tax00Net Income
<Loss>($157,260)(100,587)
Net Income <Loss> Per ShareNIL01Weighted Average Shares
Outstanding1,472,3151,386,315

Notes to Condensed Consolidated Financial Statements


Item 1 - The unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the fiscal year ended May 31, 1995.

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

Item 2 -  Management's Discussion and Analysis of Financial
Condition & Results of Operations

Sales for quaters ended August 31, 1995 and August 31, 1994, were $537,706 and $988,965 respectively. The sales reductions of $451,259 were the result of an abnormal decline in business volume at X-Ray,Inc., coupled with the near disappearance of TankTek business caused by former mangements leaving the Company and taking the business with it. In 1994 TankTek enjoyed a large Alaskan contract that did not reoccur in 1995.

Cost of Sales for the Quarters ended August 31, 1995,and August 31, 1994, were $434,678 and $625,454 respectively. These cost of sales resulted in gross profits of $103,028 in 1995 and $363,511 in 1994. The loss of gross profit is directly attributable to the lower sales volumes between this time period.

Selling, general and administrative expenses remained relativel constant between this time period.

Interest expense increased in 1995 over 1994 due to increased borrowings to cover the operating losses, as well as financing new equipment for TankTek's expected sales increases.

Losses for discontinued operations of $22,554, and gains on sales of disposed assets of $43,139, are directly attributable to the sale of Accu-Inspect, Inc. in June 1995. Future gains on the sale will be recorded as realized with the collection of the outstanding notes totaling $202,000.

Net income loss for the quarters ended Augsut 31, 1995 were $157,260 and $100,587 in 1994. The loss incurred was caused by the Company's failure to achieve the sales levels anticipated.

PART II - Other Information

1.  Legal Proceedings.

The Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business, except for a suit filed by Mr. Anton Kurtz, the owner of the Class A Preferred Stock. ETT is one of the defendents in this suit and intends to vigorously defend against this suit on a number of grounds and does not expect Mr. Kurtz to prevail in his assertions.

Item 6 Exhibits and Reports on Form 8K

No reports on Form 8K were filed for the 3 month period ending
August 31, 1995.



Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf, by the undesigned, thereunto duly authorized:

ENVIRONMENTAL TESTING TECHNOLOGIES, INC.



__________________________________________________________________
Date            George B. Maitland, VP Finance




__________________________________________________________________
Date             Lee G. Connel, Director