Form 10KSB
period 1995-05-31
ENVIRONMENTAL TESTING TECHNOLOGIES INC
filed 1996-02-06
CIK 768153

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                          FORM 10-KSB

(Mark One)
x    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
     THE  SECURITIES EXCHANGE ACT OF 1934
     [Fee Required]


     For fiscal year ended May 31, 1995

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     [No Fee Required]

                     Commission file number 1-10069

                 ENVIRONMENTAL TESTING TECHNOLOGIES, INC.
                   (formerly Peripheral Systems, Inc.)

                Washington                            93-0845837
           (State of Incorporation)           (IRS Employer ID No.)

          7500 Perimeter Road South
             Seattle, Washington                       98108
   (Address of Principal Executive Offices)         (Zip Code)

                              (206) 763-1919
               (Issuer's telephone number, including area code)

     Securities registered pursuant to Section 12(b) of the Act:  None


  Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ____   No __X__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year:  $4,471,967.00

Aggregate market value of voting stock held by non-affiliates: $NONE

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
LAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

               Yes ______   No ___X___

The number of shares outstanding of each of the issuer's classes of common equity, as of October 31, 1995: 1,481,315 shares.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Format:     Yes ______   No  ___X___


                                     PART I


Item 1 - Description of Business

GENERAL
Environmental Testing Technologies, Inc. ("ETT") (formerly Peripheral System, Inc.) is a reincorporated Washington corporation which was originally organized as an Oregon corporation in October, 1983. ETT was formed to conduct original research and development projects designed to develop commercially realizable products that could be sold for a profit. During the 1980's, ETT bought interests in companies engaged in promising research and development projects.

During the year of operations ended May 31, 1994, X-Ray, Inc.,("X-Ray") was the only active subsidiary of the Company producing revenue. During the year ended May 31, 1995, TankTek, Inc. and Accu-Inspect, Inc. were additional revenue producing subsidiaries of the Company. As discussed below, Accu-Inspect, Inc. was sold in July 1995.

Bankruptcy Proceeding; Plan of Reorganization

ETT filed a voluntary petition in bankruptcy in the Federal Court, Seattle, Washington in August 1993. The petition was filed because of the problem caused by the debt, pending and threatening shareholder litigation, which resulted from the Company's inability to complete the Nucell, Inc. battery development program. With X-Ray, Inc., the only operating entity, having been stripped of most of its assets to fight the actions mentioned above, the Company had no ability to either fight or pay its obligations without a financial restructuring, thus the voluntary petition in bankruptcy was filed. Under the plan of reorganization, the Company refocused its interest to revenue producing operations consisting of nondestructive testing.

Under the plan of reorganization, which was approved and put into place on May 31, 1994, ETT's unsecured debts were converted into Redeemable Preferred Stock at $.25 on the dollar payable out of future earnings with a minimum annual redemption payment of $21,235. The preferred stock is convertible into shares of common stock representing 51% of the Company's outstanding stock in the event the Company fails to meet the mandatory redemption provisions. The Company's common shares and outstanding warrants were canceled completely in exchange for options to purchase new shares of Common Stock at $.05/share.
ETT raised $568,657 through the exercise of these options which expired June 1, 1994. In May 1995, the Company's Board of Directors authorized a 1 for 10 reverse stock split.


ETT elected not to make the first preferred stock redemption payment which became due on August 31, 1995. Under terms of the preferred stock agreement, upon 30 days notice the redeemable preferred stock is convertible into shares of common stock representing 51% of the outstanding common stock of ETT. The preferred stockholders have not excercised their right to convert the preferred stock and management intends to make the required redemption payment when cash is available.

X-Ray, Inc.

X-Ray performs nondestructive testing of metals and other materials for the petrochemical, construction, aerospace, maritime and other industries.
X-Ray employs a variety of testing methods using radiographic, ultrasonic, magnetic particle, liquid penetrant, eddy current and visual inspection techniques. These services are generally performed on a bid basis and X-Ray is qualified for major contracts with both the government and the private sector. Inspections are performed on military projects and other government projects for private contractors as well as the private sector itself. X-Ray's revenues for the fiscal years ended May 31, 1995, and 1994 totaled $2.194 million for 1995 and $2.338 million for 1994.

TankTek, Inc.

In May 1994, ETT activated a new subsidiary, TankTek, Inc. ("TankTek"). TankTek's business is providing engineering assessments and related testing services to owners of aboveground storage tanks holding hazardous materials, principally petroleum and chemical products. These services are marketed nationally. X-Ray previously operated a division called TankTek that marketed only nondestructive testing services. TankTek's business emphasis is on providing engineering services which allow tank owners to continue using their tanks in compliance with the American Petroleum Institute Standard 653
("API 653"). API 653 sets forth the industry standards for aboveground storage tanks inspection, repair alteration and reconstruction needs. TankTek employs certified API 653 inspectors which use standard industry equipment manufactured by others to do the evaluation, plus TankTek has filed a patent application on a high energy ultrasonic based floor scanner. TankTek has one working scanner that does provide the accurate data required for engineers to assess corrosion rates floor life expectations, but currently does not acquire the data as fast as more conventional equipment. TankTek believes, if this issue can be overcome, that the application of this floor inspection technology will be the tank owners most reliable and complete means of acquiring enough data to properly evaluate the corrosion rates, leak detection possibilities and extent of repairs that may be required to bring the tank into compliance and in turn back into service. The Company has no current plans to continue research and development expenditures,

whether for engineering services or nondestructive testing. Expenditure for research and development require funding for which the Company has no known source of funding.

ETT spent no money on research and development in 1995 and $102,994.00 in 1994. The research and development expenditures led to the one working scanner described above.

The need for these engineering evaluation services results from both API 653 and the United States Environmental Protection Agency ("EPA") underground storage tanks ("UST") regulations which have not yet been applied to above-ground storage tanks. Some states have already mandated that tank owners comply with API 653, and more states are expected to mandate compliance. The EPA may at sometime issue aboveground storage tank regulations similar to underground storage tank regulations.

Accu-Inspect, Inc.

In August 1994, ETT acquired certain assets of Accu-Tech, Inc. a nondestructive testing company with offices in two petroleum business concentration centers: New Jersey and Northern California. The purpose of the acquisition was to allow TankTek's access to Accu-Tech's customer base with its API 653 certification program with a local base of operation. TankTek, in turn, can market its newly acquired inspection services to its existing customers in TankTek's market area. ETT formed a new subsidiary, Accu-Inspect, Inc, ("Accu-Inspect") and acquired the customer base, the rights to the Accu-Tech name, all equipment owned or leased by the seller in exchange for issuance of 200,000 shares Convertible Preferred Class B valued at $1.00 a share, and the assumption of $238,962 in secured debt. The preferred stock is convertible into Company stock over 8 years at conversion rates which range from 10 to 1 shares of common stock for each share of preferred stock. The preferred stock includes dividends of 2% for the first year and 6% thereafter. The selling shareholders were also entitled to a 30% share of the pretax profits from the assets of Accu-Inpsect through August 1999.

Accu-Inspect, Inc. revenues for the fiscal year ended May 31,1995, were $1,317,114.00. In June 1995, ETT sold to one of the former owners of Accu-Tech, Inc. all the operating assets of Accu-Inspect, Inc. in exchange for notes and the return of 100,000 shares of convertible Preferred Class B Stock. ETT recognized a gain of $43,000 on the sale in June and can realize as much as $202,000 in additional gains as payments are received.

North American Inspection, Inc.

In April 1995, ETT agreed to merge with North American Inspection, Inc.
Pending completion of certain events by ETT, ETT provided North American Inspection, Inc. with financial support until North American Inspection abruptly terminated the merger in July 1995. All advances made by ETT have been repaid and there is pending legal action against North American Inspection, Inc., its officers and owners by ETT as Plaintiff seeking contractual damages associated with the merger termination. The outcome of this litigation is unknown.

Patents, Licenses

TankTek, Inc. has an application pending on a patented ultrasonic floor scanner device. The working system currently acquires the accurate data required for engineers to access corrosion rates, but does not acquire the data in a cost effective manner. The solution to this problem is known, but due to funding limitations, the necessary action that would bring the system to full utilization capability has been postponed. The Company has elected to use more conventional means of data acquisition until this project is brought to completion. TankTek signed an agreement with Millstrong,LTD of Great Britain in 1995 granting TankTek exclusive distribution rights to the petrochemical industry for Millstrong's patented equipment in exchange for a requirement to purchase a certain number of units.

TankTek revised its basic business to include Millstrong equipment as a principle technology advantage. Due to the complications of the North American merger termination, TankTek was forced to abandon its exclusive relationship with Millstrong in September 1995.

Business Strategy

As with most service-oriented business, local service is generally more acceptable and less costly to the customer than long distance service calls. Continued application of this strategy to the engineering/nondestructive service business is ETT's basic business plan. ETT corporate objective is to become the major provider of engineering services to the petro chemical industry on a national and international scale in the specialized markets of API 653 and API 570 Compliance. By having strategically located offices in tank concentrated areas, ETT can become the most cost-effective supplier of specialized services and hence the major provider.

The acquisitions of both Accu-Tech, Inc. and North American Inspection, Inc. were directed at providing the local service concept described above using acquisitions as the basis for growth.


As these two mergers did not achive the desired results, the company is currently evaluating the best method for achieving these results - local service. At this time internally generated new offices and strategic acquisitions appear to be the best plan to achieve the objective. Currently ETT operates only one office in Seattle, Washington.

Market Information

The market for non-destructive testing services is dominated by small regional suppliers who compete with both price and service. Most work is acquired on a time and material basis. The market for API-653 services is a growing market with few suppliers and even fewer qualified suppliers. The competition here is based upon quality service using qualified service personnel equipped with advanced technology.

ETT's strategy is to provide unique API 653 services nationally and use the natural relationship between nondestructive testing services and API 653 to help penetrate the market.

This strategy is being executed in two ways - acquiring, training and retain-ing personnel who can provide the services'and by keeping the Company's technical capability on the leading edge.

ETT does not have a current customer that represents more than 10% of its anticipated revenue.

Employees

ETT employs 26 technical, clerical, and managerial personnel, including 25 full time employees.

Item 2 - Description of Property

At May 31, 1995, ETT had the following properties under a long term lease:

     Office and laboratory in Seattle, WA at annual rent of $21,410.00 through 2001.

Management believes that the facility is adequate for the Company's needs.

Item 3 - Legal Proceedings

The Company is not a party to any material pending legal proceedings except the litigation filed against North American Inspection, Inc., its Officers and Owners.

Item 4 - Submission of Matters to a Vote of Security Holders

Since the vote required to approve the plan of reorganization (spring of 1994) no matters have been submitted to the security holders for vote.

PART II

Item 5 - Market For Common Equity and Related Stockholder Matters

ETT Common Stock was quoted on NASDAQ under the symbol PSIX until January 1992. ETT's stock trading was delisted at that time and the Company has no knowledge of trading activities since that date.

The Company has never paid dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. The future dividends payments, if any, on the Common Stock is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition. At October 31, 1995, there were approximately 372 record holders of the Company's Common Stock.

Item 6 - Management's Discussion and Analysis or Plan of Operations

Overall Discussion.

As of May 31, 1995, the Company, composed of Environmental Testing
Technologies, Inc. and its three operating subsidiaries, was engaged in two primary business segments: nondestructive testing and inspection of materials and providing engineering condition assessment services to owners of aboveground petrochemical storage tanks, piping and pressure vessels. During the year ended May 31, 1994, the Company's only source of revenue was nondestructive testing and engineering services provided through its principal subsidiary, X-Ray, Inc. In May 1994, the Company formed a new subsidiary, TankTek, Inc., who's primary business is providing engineering certification for aboveground petrochemical tank owners in compliance with American Petroleum Institute Standard 653. This new subsidiary began operations June 1, 1994. Prior to June 1, 1994, TankTek operated as a cost center of X-Ray, Inc. providing nondestructive floor inspection services to the petrochemical industry using its
proprietary ultrasonic inspection equipment.   During the year ended May 31,
1994, the Company abandoned the original ultrasonic scanner originally designed by X-Ray, Inc. in favor of a newer design more closely related to the needs of the petrochemical industry.

In September 1994, ETT acquired certain assets of Accu-Tech Evaluation
Services, Inc. ("Accu-Tech"). The purchase of this acquisition was to allow for local service of API 653 services using Accu-Tech's customer base and TankTek's advanced technological capabilities. This acquisition did not develop as expected and resulted in the sale of Accu-Tech and its assets in June 1995. ETT recognized a gain of $43,139 on the sale of the assets in June.

In April 1995, ETT entered into a merger agreement with North American Inspection, Inc., on a common stock for common stock exchange basis, and re-organized its management team to take advantage of the basic business strategies and skill of the various people involved. In July 1995, North American Inspection, Inc. terminated the merger agreement. ETT is the Plaintiff in litigation against North American Inspection, Inc., seeking contractual remedies,as per the merger agreement, available to ETT.

Both the Accu-Tech Services and North American Inspection mergers were strategic alliances consistent with the Company's growth plans of establishing base operations near petroleum industry centers of operation; while both mergers resulted in failure, the basic business strategy remains managements' continuing strategy.

The Company recognizes the need for new capital infusion and expects to actively pursue additional sources of funding to further its corporate objectives as explained in the Plan of Reorganization. See "Item 1 - Description of Business" and Liquidity and Capital Resources following.

ETT filed a voluntary Chapter XI petition in Bankruptcy in the summer of 1993.

Pursuant to a plan of reorganization which was confirmed and became effective May 31, 1994, all common stock issued and outstanding as well as outstanding warrants for the purchase of common stock were canceled. Stockholders of record were issued options to purchase 3,300,000 (after giving effect to the 10:1 reverse split authorized in May 1995) shares of new common stock for $.50 per share. These options expired on June 1, 1994. A total of 1,353,315 shares of common stock were issued, for $568,657 In addition, stockholders and certain members of management were granted warrants for the purchase of 1,401,000 shares of common stock for $.50 per share which expired May 31, 1995. In addition, unsecured debt was converted into 176,958 of mandatory redeemable convertible preferred shares.

Results of Operations

FOR THE FISCAL YEAR ENDED 5/31/95 COMPARED TO FISCAL YEAR
ENDED 5/31/94.


OPERATING LOSS ANALYSIS

For the two years ended May 31, 1995 and 1994, operating losses were $140,058 and $30,224. The causes for the increase in losses are discussed separately by the following comments under Revenue Analysis, Cost of Sales, Gross Profit Analysis; Selling, General and Administrative Expenses; and Research and Development Expense Analysis sections.

REVENUE ANALYSIS

Nondestructive testing is testing an object without destroying it. This allows the item inspected to either pass or fail a given standard. The standard for pass or fail is developed by the customers', management, engineering or production departments.

Petroleum Engineering Services may use inspection data to evaluate pass or fail tanks and piping, but is largely involved in making specific engineering corrections or recommendations that allow the client to bring the tank or system into compliance with the American Petroleum Institute Standards for its continued use.

Revenues by lines of business for the years ended May 31, 1995 and 1994 consisted of the following.

          Revenues                                 1995            1994

          Nondestructive Testing               $3,511,131       $1,967,030
          Petroleum Engineering Services          960,836          371,293

          TOTAL                                $4,471,967       $2,338,323

Nondestructive revenues increased from $1,967,030 in 1994 to $3,511,131 in 1995 for two principle reasons: X-Ray, Inc.'s 1995 revenues increased 6% over 1994 levels and the revenues from Accu-Tech were $1,317,114 in 1995 and none in 1994.Petroleum Engineering Services increased from $371,293 in 1994 to $960,836 in 1995. This increase was due to the marketing efforts by TankTek and the operation's ability to provide services on an acceptable basis to satisfied clients. This 259% increase was expected given the market size and the local service capabilities acquired by ETT's acquisition of Accu-Tech Evaluation Services, Inc. business in September 1994.

COST OF SALES/GROSS PROFIT ANALYSIS

Cost of sales and resulting gross profit for the year ended 5/31/95 were $3,238,638 and $1,233,329, or a gross profit 28% of revenue. For the year ended 5/31/94, cost of sales and the resulting gross profit were $1,533,078 and $805,245, or a gross profit of 34% on revenue.

The gross profit percentage loss of 6%, from 34% in 1994 to 28% in 1995, was directly attributable to TankTek and Accu-Tech, as X-Ray's gross profit increased from 34% in 1994 to 38% in 1995. TankTek's gross profit was 26% and was low because TankTek absorbed significant travel expenses which would be eliminated with a local service base. Accu-Inspect gross profit was 13% and is directly attributable to a large contract that was completed on a negative gross profit basis.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES ANALYSIS

Selling, general and administrative expenses increased from $732,475 in 1994 to $1,373,387 in 1995, and remained a consistent 31% of sales for both years. For both years payroll and directly related costs amounted to 61% of the selling general and administrative expenses with depreciation, insurance, rent, utilities accounting for 23% and the balance 16% general operating costs. All categories increased in 1995 when compared to 1994 in direct portion to the sales increase as most of the costs are directly proportional to revenue.

RESEARCH AND DEVELOPMENT EXPENSES ANALYSIS

In 1994, all development funds were spent on development of a redefined floor scanner instrument. In 1995, no funds were expended on research and development activities.

OTHER EXPENSE ANALYSIS

Other operating expenses of $128,444 in 1994 increased 55% to $199,667 in 1995.

This increase was due principally to interest expense.

Interest expense increased significantly due to (1) increased sales volume
(2) new equipment purchases necessary to the growth plans the Company entertains.

The Company has no knowledge of known trends, events, or uncertainties which could reasonably be expected to adversely effect revenues, costs or profits in the future except for the sale of Accu-Inspect assets. The sale of Accu-Inspect reduces future revenues while increasing profits by elimination of Accu-Inspects 1995 operating loss.

On a performa basis, assuming the Accu-Inspect, Inc. acquisition had not been made in August 1995, the 1995 operations results would have changed substantially as set forth in the following summary table:

                         1995 STATEMENT OF OPERATION

                  Actual Results           Eliminate                Proforma
                                          Accu-Inspect              Results

Sales              $4,471,967              $(1,317,114)           $3,154,853
Gross Margin        1,233,329               (  169,539)            1,063,790
Selling, Gen
  & Admin           1,373,387               (  442,856)              930,531
Other Income
  Expense             199,667               (    7,271)              192,396
(Net Loss)            339,725                  280,588               (59,137)
(Loss) per Share         (.24)                    (.20)                 (.04)

CASH FLOW ANALYSIS

Net changes in cash provided (used) in operating activities were $150,177 in 1994 and ($34,534) in 1995. The most significant component of this $184,711 change was the increase of net loss from a $293,534 profit in 1994 to a net loss of $339,725 in 1995. Additionally a gain on reorganization of the company of $452,202 was recognized in 1994.

Net cash (used in) investing activities increased from ($105,094) in 1994 to $(356,635) in 1995. The increase is due primarily to equipment acquisitions associated with TankTek's business together with providing financing for the defunct merger agreement with North American Inspection, Inc.

Net cash provided by financing activities were reduced from $267,413 in 1994 to $87,243 in 1995, with the reduction being principally attributable to reduce sales of common stock in 1995 when compared to 1994. This was offset by short term borrowing increases from $67,887 in 1994 to $366,799 in 1995. This increase is directly attributable to volume increase and loans to North American Inspection, Inc.

LIQUIDITY AND CAPITAL RESOURCES

The working capital position of the Company has been under heavy pressure for several years. The working capital has been negative for each of the last two years.

                                              1995             1994

     Current Assets                          77,528           691,022
     Current Liabilities                  1,786,250           926,857

     Negative Working Capital            <1,012,722>         <275,835>

As discussed in Note 1 to the consolidated financial statements, the Company filed a voluntary petition of reorganization under Chapter 11 of the Federal Bankruptcy Code in United States Bankruptcy Court on August 10, 1993. This event and the resulting operating losses of $339,725 in 1995 and $158,668 in 1994 and as of May 31, 1995, a stockholders deficit of $549,118 and a working capital deficit of $1,012,722 raises substantial doubt about the Company's ability to continue as a going concern.

Although the Company's plan of reorganization was confirmed on April 16, 1994, and became effective May 31, 1994, the continuation of the Company as a going concern is contingent upon, among other things, the ability to achieve satisfactory levels of future earnings and liquidity. Management has taken a number of actions to expand the Company's services into the testing of above-ground tank, primarily for the petroleum industry.


The Company's first two acquisitions were both failures and currently the Company has curtailed its acquisition activities while continuing service from its Seattle home base while assessing the best way to continue its strategic plan for growth.

Management believes that the continued execution of its plans for strategic acquisitions and internal growth will provide sufficient liquidity for the Company to continue as a going concern. There are no assurances that these objectives can be attained, or that the Company will be able to meet the conditions of the plan for reorganization. Accordingly, the attached consolidated financial statements do not include any adjustments related to the recoverability that might be necessary should the Company be unable to continue as a going concern.

The Company intends on seeking new capital, both from borrowings and new equity securities issuances that will provide funds needed to fully implement its business plan and objectives of providing API 653 engineering services and non-destructive testing services to the national petrochemical industry. The Company needs for new capital, working capital, and for equipment are significant particularly to continue to develop the Petroleum engineering services business contemplated in its business plan.

While the Company has shown substantial liquidity depletion over the past year, the Company recognizes it needs additional funds to fully implement its business plan and fully intends on securing new debt and equity financings. If adequate capital is not available on a timely basis, the Company will not be able to pursue its corporate objectives, and may be required to reduce its operations.

Item 7 - Financial Statements

The consolidated financial statements for the years ended May 31, 1995 and 1994 are filed as part of this Annual Report on Form 10-KSB.

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None


PART III

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The following table sets forth certain information concerning the directors and executive officers of ETT.


                                                       Principal Occupation
                                                       During Past Five Years
Name and Age                  Positions Held           and Certain Other
Directors                          (3)                 Directorships
-------------------------------------------------------------------------------
Gene Basile, 60               Director, ETT

Gene Basile became a director of ETT in January 1994, and chairman of the board & CEO in May 1995. From 1992-1993, Mr. Basile served as Senior Consultant for Professional Services Industries, Inc., as well as serving as Chairman of the Board of Associated Testing from June 1992 through January 1994. Since January 1994 Mr. Basile has also served on the Board of Directors of Professional Engineering and Inspection Company, a materials inspection company. Between 1971 - 1991, Mr. Basile held various positions with U.S Testing, Inc., including the position of CEO from 1987 - 1991. Each of these companies performed nondestructive testing services similar to X-Ray, except on a national basis. Mr. Basile achieved a BS and MBA degree in Engineering in 1960 and 1964, respectively.

C. Rod Brashears, 38          Director, ETT
                              V.P. Operations, ETT
                              V.P. Operations, TankTek

C. Rod Brashears became a director and Vice President of Operations of ETT late 1993. He C. Rod Brashears became a director and Vice President of Operations of ETT late 1993. He is also Vice-President of Operations for TankTek. Mr. Brashears is API 653 certified and worked as a professional engineer for the American Inspection Company, Inc. from 1991 - 1993 and for PSI/Jammal and Associates Division from 1987 - 1991. Mr. Brashears resigned all positions with ETT in August 1995.


Lee G. Connel, 70             Director, ETT
                              President/Director, X-Ray

Lee G. Connel was reappointed President of X-Ray in 1993. Prior to that time, Mr. Connel held the office of Vice-President of X-Ray beginning 1991 and from 1965 to 1991 served as President of X-Ray. Mr. Connel also serves of the Board
of Directors of X-Ray.  In addition   to his position with X-Ray, Mr. Connel has
managed his own business as a professional consulting engineer from 1965 to the present.

Michael B. LaVigne, 38        Director, ETT

Michael B. LaVigne has served as a Director of ETT since December 1991. From April 1993 to the present, Mr. LaVigne served as President of Merchant Pacific
Capital, Inc. and investment banking company.    From 1991 - 1993, Mr. LaVigne
was self-employed as a business consultant. During 1991, Mr. LaVigne was also President of Cohig and Associates and from 1983 has served as President of the securities broker-dealer firm Northwest, Inc.

Michael C. McPherson, 43 Director, ETT

Michael C McPherson has served as director of ETT since November 1991. From 1991 to the present, Mr. McPherson has served as a principal with The Investment Co. in San Francisco, California, dealing in financial and investment consultation. Prior to 1991, Mr. McPherson served as Senior Vice President and member of the Executive Committee and Board of Director of Fidelity Investment Corp.

George B. Maitland, 58        Vice-President/Director, ETT
                              Secretary/Treasurer/

George B. Maitland has served in the position of President, Chief Executive Officer and Director of ETT since December 1991 to May 1995. In May 1995 Mr. Maitland became the CFO for ETT and all its operating companies. Mr. Maitland also holds the office of Treasurer, Director, X-Ray Secretary, as well as serving on the Board of Directors of X-Ray. Prior to joining ETT, Mr. Maitland owned and operated American Entertainment Centers.
___________

(3)     Board of Directors
        As set forth in the Bylaws of the Company, the Board consists of not less than three (3) nor more than eleven members, the exact number to be fixed by the Board of Directors. The Board currently consists of Six
        (6) directors who will serve until the next annual meeting.


Item 10 - Executive Compensation

The following table sets forth a summary of certain information concerning compensation awarded to or paid by ETT for services rendered in all capacities, during the last three fiscal years, to the Chief Executive Officer. There were no executive officers with compensation exceeding $100,000.00.

Summary Compensation Table

                                        Annual Compensation
-------------------------------------------------------------------------------

Name and
Principal Position           Year    Salary    Bonus    Compensation    Options
-------------------------------------------------------------------------------

Gene Basile, CEO - ETT       1995    $36,000     0           0              0

George B. Maitland,          1995    $60,000     0           0              0
V.P. Finance
(CEO - ETT thru May 1995)    1994    $55,000     0           0              0
================================================================================


Long-Term Compensation
--------------------------------------------------------------------------------
                                       Awards Payouts
                                   ---------------------
                                                LTIP          All Other
Name                         Year   Options     Payouts      Compensation
--------------------------------------------------------------------------------
Gene Basile, CEO - ETT       1995     0            0               0

George B. Maitland,          1995     0            0               0
V.P. Finance
(CEO - ETT thru May 1995)
================================================================================



Stock Options

The following table sets forth certain information concerning exercises of stock options pursuant to ETT's stock option plans by the named executive officers during the year ended May 31, 1995, and stock options held at year end.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND YEAR END OPTION VALUES

                                                     Number of                      Value of
                      Shares                        Unexercised                     Unexercised
                   Acquired on    Value              Options at                     Options at
Name                Exercise      Realized            Year End                      Year End (1)
                                  (1)(2)     ---------------------------     --------------------------
                                             Exercisable    Unexercisable    Exercisable  Unexercisable
----------------------------------------------------------------------------------------------------------
Gene Basile           72,000         0         190,000             0               0            0
Lee G. Connel           0            0         300,000             0               0            0
C. Rod Brashears        0            0         300,000             0               0            0
Michael McPherson       0            0          20,000             0               0            0
Michael LaVigne         0            0          20,000             0               0            0

(1) On May 31, 1995, the Company's Common Stock was not trading. For purposes of the table, the value was considered the value of the Stock Options of $.50 per share. As defined the Plan of Reorganization market price the same value. (The shares reflects the 10:1 reverse split approved in May 1995).

(2) The potential realizable value portion of the foregoing table represents the difference between the shares sold at $.50 per share to all other shareholders as part of the Plan of Reorganization and Mr. Maitland's option price.

Employment Agreements

None

Compliance with Section 16(a) of the Securities Exchange Act

Under the federal securities laws, the Company's directors and executive officers, and any persons holding more than 10% of the Company's Common Stock are required to report their initial ownership of the Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and the Company is required to disclose in this Annual Report on Form 10-KSB any failure to file by these dates. To the Company's knowledge, none of the people owning 10% or more of the Company's outstanding Common Stock have reported their initial ownership of the Common Stock. The Company is not aware of any subsequent changes in that ownership. The Company has informed each of the following named individuals of their obligation to file the require report.
Mr. George B Maitland and Mr. Floyd Hambleton are the only shareholders with 10% or more in actual ownership. Mr. Gene Basile, Mr. C Rod Brashears, Mr. Lee G. Connel, and Mr. Raymond Hand could each own 10% or more of the outstanding Common Stock if they exercise their stock options. In making these disclosures, the Company has relied solely on written representations of its directors and executive officers in copies of the reports that they have filed with the Commission.

Item 11 - Security ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding ownership of Common Stock of the Company as of October 31, 1995 by (i) each director of the Company,
(ii) each named executive officer, (iii) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock of the Company, and (iv) all directors and executive officers as a group. Where beneficial ownership was less than one percent the percentage is not reflected in the table.


                                                  Share of Common Stock
                                               and % of Class Beneficially
  Directors                                  Owned on October 31, 1995(1)(2)
--------------------------------------------------------------------------------
  George B. Maitland,
    Director & Vice President
    of Finance                                    403,620        (16.3%)
  Gene Basile, Director and CEO                   300,000        (12.1%)
  Lee G. Connel, Director &
    President, X-Ray, Inc.                        400,000        (16.1%)
  C. Rod Brashears, Director
    & Vice President                              300,000        (12.1%)
  Michael LaVigne, Director                        20,000        (  .8%)
  Michael McPherson, Director                      95,000        ( 3.8%)

  5% Shareholders

  Floyd Hambleton                                 140,000        ( 5.6%)
  Raymond Hand                                    300,200        (12.1%)

  All Directors and Officers as a Group         1,608,620        (64.9%)

(1) Unless otherwise indicated, beneficial ownership reflects sole voting power and sale disposition power and options exercised within 60 days.

(2) Assumes all directors and executive officers options are exercised for a total outstanding shares of 2,478,315.

Item 12 - Certain Relationships and Related Transactions

During 1991, the Company borrowed $250,000 from a stockholder. The note was collateralized by the stock of X-Ray, bore interest at the prime rate plus 1% and was due on demand. The note agreement granted the stockholder the option to purchase 400,000 shares of an inactive subsidiary Nucell, Inc. which is 51% owned by the Company at $.01 per share.

With the occurrence of certain events, the agreement further granted the stockholder the right to require the Company to purchase that option for $400,000. During 1992, those conditions were met, and accordingly, the Company recorded a payable to the stockholder of $400,000.

In 1994, with the confirmation of the Plan, the payable was converted to preferred stock. Additionally, the debt was converted to a term note which bears interest at 9% and is payable at $3,000 per month plus accrued interest. At May 31, 1995 the balance due on the stockholder note was $135,500.


Item 13 - Exhibits and Reports on Form 8-K

     (a)       Exhibits:

     10.3      Asset Purchase Agreement dated 8/25/94, between
               Environmental Testing Technologies, Inc. and Accu-Tech Evaluation Services, Inc. and its shareholders.
     10.4 Merger Agreement dated April 1995 between Environmental Technologies, Inc. and North American Inspection, Inc.

     (b)       Reports on Form 8-K

          No reports were filed during the last quarter of the period covered by this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1 day of November 25, 1995.

ENVIRONMENTAL TESTING TECHNOLOGIES, INC.



                       By:_______________________________________________



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 1 day of November 25, 1995.

Signature                                         Title




Principal Financial Officer and    ___________________________________________
Principal Accounting Officer:      George B. Maitland [Chief Financial Officer]


j:\c04109\m14182\10k.001