Form 10QSB/A
period 1996-02-28
ENVIRONMENTAL TESTING TECHNOLOGIES INC
filed 1996-04-16
CIK 768153

U.S. SECURITIES AND EXCHANGE COMMISSION
      					                    Washington, DC  20549


                           						   FORM 10-QSB/A


(Mark One)
x QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]


              				    For the Quarter Ended February 28, 1996

                       					Commission file number 1-10069

              				    ENVIRONMENTAL TESTING TECHNOLOGIES, INC.
				                     (formerly Peripheral Systems, Inc.)


      			      Washington                               93-0845837
		       (State of Incorporation)                   (IRS Employer ID No.)

		       7500 Perimeter Road South
       			     Seattle, WA                                  98108
		(Address of principal executive offices)               (Zip Code)


                             						 206-763-1919
					                            (Telephone Number)

Check whether the registrant filed all documents and reports to be filed by
Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by the bankruptcy court.

                  					 YES  __X__      NO  _____

Common stock, no par value, 1,511,315 shares outstanding as of 4/1/96





Table of Contents Page

PART I - Financial Information                                  Page No.

 	 Item 1  Condensed Consolidated Balance Sheet                     1
		 Condensed Consolidated Statement of Operations                   2
		 Notes to Financial Statement                                     3

	  Item 2  Management Discussion & Analysis of                      4
		 Financial Condition & Results of Operations

PART II - Other

	 Item 1  Legal Proceedings                                         5

	 Item 2  Reports on Form 8K                                        5


		 Signatures                                                       6





                     					Part I - Financial Information

         			Environmental Testing Technologies, Inc. & its subsidiaries
                            						   Balance Sheet

                                       										2/29/96        5/31/96
							                                        		Unaudited       Audited

ASSETS

Current Assets

	Cash                                             $7,876        $12,659
	Accounts Receivable - net of allowances         233,457        535,299
	Other current assets                             56,334        225,570
						                                        		--------      ---------
	TOTAL current assets                            297,667        773,528

Property, Plant & Equipment

	Building & leasehold improvements               115,912        126,178
	Machinery & equipment                         1,965,457      2,205,328
	Vehicles & office trailers                      242,052        325,943
	Furniture & fixtures                             60,405         86,112
	Less accumulated depreciation                <1,746,396>    <1,735,668>
                                                --------     ----------
	Property, Plant & Equip. (Net)                  637,430      1,007,893

Other Assets

 Deposits                                         21,241         30,058
                                                --------     ----------
TOTAL ASSETS                                    $956,338     $1,811,479


LIABILITIES & STOCKHOLDER'S DEFICIT

Current Liabilities

	Line of Credit                                 $143,434       $522,452
	Accounts Payable                                399,027        370,284
	Accrued Liabilities                             156,460        164,473
	Current portion of long term debt               636,190        529,041
						                                      			---------      ---------
TOTAL current liabilities                      1,332,054      1,586,250

	Long Term Debt                                  188,089        222,389
	Income Tax Payable                                5,000        175,000
	Redeemable Preferred Stock                      176,958        176,958

Stockholder's (Deficit) Equity

	Preferred Stock                                 100,000        200,000
	Common Stock (no par value)                     635,557        608,557
 Accumulated deficit                          <1,484,377>    <1,357,675>
 									                                    ----------     ----------
TOTAL Stockholder's Deficit                     <748,820>      <549,118>
		                                            ----------     ----------

TOTAL LIABILITIES & STOCKHOLDER'S DEFICIT       $956,338     $1,811,479
                                              ==========     ==========




    		    Environmental Testing Technologies, Inc. & its subsidiaries
                   				     Statement of Operations

                                       										9 Months        9 Months
                                       										  Ended           Ended
                                       										 2/29/96         2/28/95

Sales                                          $1,415,636      $2,411,676
Cost of Sales                                   1,059,019       1,557,072
			                                       					----------      ----------
Gross Profit                                      356,617         854,604

Operating Expenses:

	Selling, General & Administrative                575,970         650,032

Operating Income <Loss>                          <219,353>        204,572

Other <Income> Expense:

	Interest                                         116,275         108,014
	Net Loss on Discontinued Operations               34,920          75,802
	Gain on Sale of Discontinued Business            <73,846>            0
 Favorable Federal Tax Settlement                <170,000>            0

Total Income <Loss> Before Income Taxes          <126,702>         20,756

Federal Income Tax                                    0               0
                                                ---------      ----------
Net Income <Loss>                               <$126,702>        $20,756
                                                =========      ==========
Net Income <Loss> Per Share                           NIL             NIL

Weighted Average Shares Outstanding             1,489,623       1,386,315





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

Item 2 - Management's Discussion and Analysis of Financial Condition & Results of Operations

Sales for the nine months ended February 29, 1996 and February 28, 1995, were $1,415,636 and $2,411,676 respectively. The sales reductions of $996,040 was the result of an abnormal decline in business at ETT: X-Ray,Inc., coupled with the near disappearance of TankTek business caused when its main operations manager left the Company and taking TankTek's business's with him. TankTek is recouping its lost customers and ETT: X-Ray Inc. continues at a lower sales level.

Cost of Sales for the 9 months ended February 29, 1996 and February 28, 1995 were $1,059,019 and $1,557,072 respectively. These cost of sales resulted in gross profits of $356,617 in 1996 and $854,604 in 1995. The gross profits were lowered in 1996 then in 1995 for these significant reasons: lower sales levels; retaining personnel in anticipation of near term service orders; and finally poor pricing and job cost control which in part led to TankTek's management leaving. ETT: X-Ray Inc. has reduced its personnel to current need levels and TankTek's bidding and job cost control are now yielding positive results.

Selling, general and administrative expenses have been reduced from $650,032 in 1995 to $575,970 in 1996.

Interest expense increased from $108,014 in 1995 to $116,275 in 1996.

Net loss on discontinued operations, February 8, 1996 for $34,920.00 are for February 28, 1996 -$75,802.00- reflects the operating results of Accu-Inspect Inc. for the period. Accu-Inspect's assets were sold in June
1995. Environmental Testing Technologies received debt relief and a note for the sale of Accu-Inspect's assets of $202,000.00, income is not recorded on this note until the cash has been received by the Company.

Gain on sale of discontinued business of $73,846 recognizes the cash recovered and liabilities assumed by the buyer for the sale of Accu-Inspect Inc.
assets.

Favorable Federal income tax settlement gain of $170,000.00 reflects the favorable settlement reached with the Internal Revenue Service in February 1996.

Net loss income for the nine months ended February 29, 1996 was $126,702 compared to a $20,756 profit recorded for the nine months ended 2/28/95. The loss was attributable to TankTek Inc. problems and the defunt merger with North American Inspection Inc. last summer.

PART II - Other Information

1.  Legal Proceedings.

The Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business, except for (1) a suit filed by Mr. Anton Kurtz, the owner of the Class A Preferred Stock. ETT is one of the defendants in this suit and intends to vigorously defend against this suit on a number of grounds and does not expect Mr. Kurtz to prevail in his assertions and in connection with its merger agreement.

Environmental Testing Technologies Inc. has filed a suit against North American Inspection Inc., its offices, owners and against C. Rod Brashears, formerly a member of the Company's Board of Directors and manager of TankTek Inc. claiming damages in excess of $1,000,000. The defendants have counter claimed for $200,000 in damages. The Company is vigorously defending against the counter claims and feels the counter claim is without merit and expects to prevail in its claims against the defendants.

Item 6  Exhibits and Reports on Form 8K

No reports on Form 8K were filed for the 6 month period ending February 28, 1996



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