Form 10QSB/A
period 1996-02-28
ENVIRONMENTAL TESTING TECHNOLOGIES INC
filed 1996-04-16
CIK 768153

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

                  					 YES  __X__      NO  _____

Common stock, no par value, 1,511,315 shares outstanding as of 4/1/96.





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

                                       									2/29/96        5/31/95
							                                      		Unaudited       Audited

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

Net loss income for the nine months ended February 29, 1996 was $126,702 compared to a $20,756 profit recorded for the nine months ended 2/28/95. The loss was attributable to TankTek Inc. problems and the defunct merger with North American Inspection Inc. last summer.

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