Form 10QSB/A
period 1995-11-30
ENVIRONMENTAL TESTING TECHNOLOGIES INC
filed 1996-06-05
CIK 768153

U.S. SECURITIES AND EXCHANGE COMMISSION
      					      Washington, DC  20549


						   FORM 10-QSB


(Mark One)
x QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]


				    For the Quarter Ended November 30, 1995

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

                  					 YES  __X__      NO  _____


Common stock, no par value, $1,493,315 shares outstanding as of 12/31/95





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

                                       										11/30/95        5/31/95
							                                        		Unaudited       Audited

ASSETS

Current Assets

	Cash                                               $158        $12,659
	Accounts Receivable - net of allowances         188,397        535,299
	Other current assets                             52,859        225,570
						                                        		 -------        -------
	TOTAL current assets                            241,414        773,528

Property, Plant & Equipment

	Building & leasehold improvements               115,912        126,178
	Machinery & equipment                         1,958,700      2,205,328
	Vehicles & office trailers                      242,052        325,943
	Furniture & fixtures                             60,405         86,112
	Less accumulated depreciation                <1,708,549>    <1,735,668>
                                                 -------      ---------
	Property, Plant & Equip. (Net)                  668,520      1,007,893

Other Assets

 Deposits                                         21,241         30,058

TOTAL ASSETS                                    $931,175     $1,811,479

LIABILITIES & STOCKHOLDER'S DEFICIT

Current Liabilities

	Line of Credit                                 $143,196       $522,452
	Accounts Payable                                430,041        370,284
	Accrued Liabilities                             137,287        164,473
	Current portion of long term debt               568,644        529,041
						                                      				--------       --------
TOTAL current liabilities                      1,279,168      1,786,250

	Long Term Debt                                  181,876        222,389
	Income Tax Payable                              175,000        175,000
	Redeemable Preferred Stock                      176,958        176,958

Stockholder's (Deficit) Equity

	Preferred Stock                                 100,000        200,000
	Common Stock (no par value)                     626,557        608,557
 Accumulated deficit                          <1,608,384>    <1,357,675>
									                                     -----------    -----------
TOTAL Stockholder's Deficit                     <881,827>      <549,118>


TOTAL LIABILITIES & STOCKHOLDER'S DEFICIT       $931,175     $1,811,479




    		    Environmental Testing Technologies, Inc. & its subsidiaries
                				     Statement of Operations

                                       										6 Months        6 Months
                                       										  Ended           Ended
                                       										11/30/95        11/30/94

Sales                                            $996,181      $1,735,407
Cost of Sales                                     757,026       1,148,928
			                                       							--------      ----------
Gross Profit                                      239,155         586,479

Operating Expenses:

	Selling, General & Administrative                414,751         406,562

Operating Income <Loss>                          <175,596>        179,917

Other Income <Expense>:

	Interest                                         <83,333>        <68,993>
	Net Loss on Discontinued Operations              <34,920>        <12,684>
	Gain on Sale of Discontinued Business             43,139            - -

Total Income <Loss> Before Income Taxes          <250,710>         98,240

Federal Income Tax                                      0               0

Net Income <Loss>                               <$250,710>        <98,240>

Net Income <Loss> Per Share                          <.02>             01

Weighted Average Shares Outstanding             1,481,612       1,386,315




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

Item 2 - Management's Discussion and Analysis of Financial Condition & Results of Operations

Sales for the six months ended November 30, 1995 and November 30, 1994, were $996,181 and $1,735,407 respectively. The sales reductions of $739,226 were the result of an abnormal decline in business volume at X-Ray,Inc., coupled with the near disappearance of TankTek business caused by former managements leaving the Company and taking the business with it. In 1994 TankTek enjoyed a large Alaskan contract that did not reoccur in 1995.

Cost of Sales for the 6 months ended November 30, 1995 and November 30,1994 were $757,226 and $1,148,928 respectively. These cost of sales resulted in gross profits of $239,155 in 1995 and $586,479 in 1994. The loss of gross profit is directly attributable to the lower sales volumes between this time period.

Selling, general and administrative expenses remained relatively constant between this time period.

Interest expense increased in 1995 over 1994 due to increased borrowings to cover the operating losses, as well as financing new equipment for TankTek's expected sales increases.

Losses for discontinued operations of $34,920 in 1995 and $12,684 in 1994 and gains on sales of disposed assets of $43,139 in 1995 are directly attributable to the sale of Accu-Inspect, Inc. in June 1995. Future gains on the sale will be recorded as realized with the collection of the outstanding notes totaling $202,000.

Net income <loss> for the 6 months ended November 30, 1995 were <$250,710> and $98,240 in 1994. The loss incurred was caused by the Company's inability to achieve the sales levels anticipated.

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

Item 6  Exhibits and Reports on Form 8K

No reports on Form 8K were filed for the 6 month period ending November 30,1995.



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