Form 10KSB/A
period 1995-05-31
ENVIRONMENTAL TESTING TECHNOLOGIES INC
filed 1996-07-23
CIK 768153

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                          FORM 10-KSB/A

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


                                                       Principal Occupation
                                                       During Past Five Years
Name and Age                  Positions Held           and Certain Other
Directors                          (3)                 Directorships
- -------------------------------------------------------------------------------
Gene Basile, 60               Director, ETT

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

Summary Compensation Table

                                        Annual Compensation
- -------------------------------------------------------------------------------

Name and
Principal Position           Year    Salary    Bonus    Compensation    Options
- -------------------------------------------------------------------------------

Gene Basile, CEO - ETT       1995    $36,000     0           0              0

George B. Maitland,          1995    $60,000     0           0              0
V.P. Finance
(CEO - ETT thru May 1995)    1994    $55,000     0           0              0
================================================================================


Long-Term Compensation
- --------------------------------------------------------------------------------
                                       Awards Payouts
                                   ---------------------
                                                LTIP          All Other
Name                         Year   Options     Payouts      Compensation
- --------------------------------------------------------------------------------
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

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND YEAR END OPTION VALUES

                                                     Number of                      Value of
                      Shares                        Unexercised                     Unexercised
                   Acquired on    Value              Options at                     Options at
Name                Exercise      Realized            Year End                      Year End (1)
                                  (1)(2)     ---------------------------     --------------------------
                                             Exercisable    Unexercisable    Exercisable  Unexercisable
- ----------------------------------------------------------------------------------------------------------
Gene Basile           72,000         0         190,000             0               0            0
Lee G. Connel           0            0         300,000             0               0            0
C. Rod Brashears        0            0         300,000             0               0            0
Michael McPherson       0            0          20,000             0               0            0
Michael LaVigne         0            0          20,000             0               0            0

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


                                                  Share of Common Stock
                                               and % of Class Beneficially
  Directors                                  Owned on October 31, 1995(1)(2)
- --------------------------------------------------------------------------------
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