Form 10KSB/A
period 1995-05-31
ENVIRONMENTAL TESTING TECHNOLOGIES INC
filed 1997-10-03
CIK 768153

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



                       By:______S/S     GB MAITLAND__________________________



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 1 day of November 25, 1995.

Signature                                         Title




Principal Financial Officer and    _______S/S           GB MAITLAND____________
Principal Accounting Officer:      George B. Maitland [Chief Financial Officer]


j:\c04109\m14182\10k.001