Form 10KSB/A
period 1995-05-31
ENVIRONMENTAL TESTING TECHNOLOGIES INC
filed 1997-10-07
CIK 768153

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

Accu-Inspect, Inc. revenues for the fiscal year ended May 31,1995, were $1,317,114.00. In June 1995, ETT sold to one of the former owners of AccuTech, Inc. all the operating assets of Accu-Inspect, Inc. in exchange for notes and the return of 100,000 shares of convertible Preferred Class B Stock. ETT recognized a gain of $43,000 on the sale in June and can realize as much as $202,000 in additional gains as payments are received.

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

As these two mergers did not achieve the desired results, the company is currently evaluating the best method for achieving these results - local service. At this time internally generated new offices and strategic acquisitions appear to be the best plan to achieve the objective.
Currently ETT operates only one office in Seattle, Washington.

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

This strategy is being executed in two ways - acquiring, training and retaining personnel who can provide the services'and by keeping the company's technical capability on the leading edge.

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

Nondestructive revenues increased from $1,967,030 in 1994 to $3,511,131 in 1995 for two principle reasons: X-Ray, Inc.'s 1995 revenues increased 6% over 1994 levels and the revenues from Accu-Tech were $1,317,114 in 1995 and none in 1994.Petroleum Engineering Services increased from $371,293 in 1994 to $960,836 in 1995. This increase was due to the marketing efforts by TankTek and the operation's ability to provide services on an acceptable basis to satisfied clients. This 259% increase was expected given the market size and the local service capabilities acquired by ETT's acquisition of AccuTech Evaluation Services, Inc. business in September 1994.

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

Although the Company's plan of reorganization was confirmed on April 16, 1994, and became effective May 31, 1994, the continuation of the Company as a going concern is contingent upon, among other things, the ability to achieve satisfactory levels of future earnings and liquidity.
Management has taken a number of actions to expand the Company's services into the testing of aboveground tank, primarily for the petroleum industry.


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


                                                       Principal
Occupation
                                                       During Past Five
Years
Name and Age                  Positions Held           and Certain Other
Directors                          (3)                 Directorships
------------------------------------------------------------------------
Gene Basile, 60               Director, ETT

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

Summary Compensation Table

                                        Annual Compensation
------------------------------------------------------------------------

Name and
Principal Position      Year    Salary    Bonus    Compensation   Options
-------------------------------------------------------------------------

Gene Basile, CEO - ETT  1995    $36,000     0           0            0

George B. Maitland,     1995    $60,000     0           0            0
V.P. Finance
(CEO - ETT thru 05/95)  1994    $55,000     0           0            0
=========================================================================


Long-Term Compensation
-------------------------------------------------------------------------
                                       Awards Payouts
                                   ---------------------
                                                LTIP          All Other
Name                         Year   Options     Payouts      Compensation
-------------------------------------------------------------------------
Gene Basile, CEO - ETT       1995     0            0               0

George B. Maitland,          1995     0            0               0
V.P. Finance
(CEO - ETT thru May 1995)
=========================================================================



Stock Options

The following table sets forth certain information concerning exercises of stock options pursuant to ETT's stock option plans by the named executive officers during the year ended May 31, 1995, and stock options held at year end.



AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND YEAR END OPTION VALUES

                                               Number of           Value of
                                               Shares                  Unexercised                 Exercised
               Acquired on   Value            Options at             Options at
Name            Exercise    Realized            Year End              Year End (1)
                             (1)(2)   ---------------------------------------------------------
                                       Exercisable  Unexercisable    Exercisable  Unexercisable
----------------------------------------------------------------------------------------------------
Gene Basile        72,000    0            190,000       0               0          0
Lee G. Connel        0       0            300,000       0               0          0
C. Rod Brashears     0       0            300,000       0               0          0
Michael McPherson    0       0             20,000       0               0          0
Michael LaVigne      0       0             20,000       0               0          0



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


                                            Share of Common Stock
                                               and % of Class
Beneficially
  Directors                                  Owned on October 31,
1995(1)(2)
------------------------------------------------------------------------
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

ENVIRONMENTAL TESTING TECHNOLOGIES, INC.



                       By: 			S/S GB MAITLAND

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 1 day of November 25, 1995.

Signature                                         Title

Principal Financial Officer and  			GB MAITLAND
Principal Accounting Officer:   		  George B. Maitland
    [Chief Financial Officer]






ENVIRONMENTAL TESTING TECHNOLOGIES, INC.



     Consolidated Financial Statements
     Years Ended May 31, 1995 and 1994











Environmental Testing
Technologies, Inc.
Contents



                                                               Page

Report of Independent Certified Public Accountants              19

Consolidated Balance Sheets                                     20-21

Consolidated Statements of Operations                           22

Consolidated Statements of Stockholders' Deficit                23

Consolidated Statements of Cash Flows                           24

Summary of Accounting Policies                                  25-26

Notes to Consolidated Financial Statements                      27-35









Report of Independent Certified Public Accountants

Board of Directors and Stockholders
Environmental Testing Technologies, Inc.
(Formerly Peripheral Systems, Inc.)
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Environmental Testing Technologies, Inc., as of May 31, 1995 and 1994, and the related statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended May 31, 1995. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Environmental Testing Technologies, Inc. as of May 31, 1995 and 1994 and the consolidated results of their operations and their cash flows for each of the two years in the period ended May 31, 1995, in conformity with generally accepted accounting principles.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, Environmental Testing Technologies, Inc. filed a voluntary petition of reorganization under Chapter 11 of the Federal Bankruptcy Code in United States Bankruptcy Court on August 10, 1993. This event and the net loss of $339,725 for the year ended May 31, 1995 and as of that date a stockholders' deficit of $549,118 and a working capital deficit of $1,012,722 raise substantial doubt about the Company's ability to continue as a going concern. The continuation of the Company as a going concern is contingent upon, among other things, the ability to achieve satisfactory levels of future earnings and liquidity. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.





BDO SEIDMAN, LLP

November 10, 1995

$11,000,000 - $100,000 - $11,000,000



May 31,                                        1995             1994
-------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
Cash                                         $12,659            $316,585

Accounts receivable - trade,
net of allowances
for doubtful accounts of
$60,002 and $9,000 (Note 2)                   535,299            351,773

Other receivables (Note 2)                    186,413            --

Other current assets                           39,157             22,664
========================================================================
Total Current Assets                          773,528            691,022
------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT (Note 3)
Leasehold improvements                        126,178            115,912
Machinery and equipment                     2,205,328          1,686,641
Vehicles and office trailers                  325,943            244,212
Furniture and fixtures                         86,112             60,405
------------------------------------------------------------------------
                                            2,743,561          2,107,170

Less accumulated depreciation
and amortization                            1,735,668          1,500,645
Property, Plant and Equipment, net          1,007,893            606,525
------------------------------------------------------------------------
DEPOSITS                                       30,058             18,141
========================================================================
Total Assets                               $1,811,479         $1,315,688









ENVIRONMENTAL TESTING TECHNOLOGIES, INC.

Consolidated Balance Sheets


May 31,                                        1995               1994
-------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Lines-of-credit (Note 2)                $522,452           $155,653
          Accounts payable                    570,284            427,929
          Accrued liabilities                 164,473             99,863
          Current portion of
          long-term debt (Note 3)             529,041            243,412
========================================================================
Total Current Liabilities                   1,786,250            926,857
------------------------------------------------------------------------
LONG-TERM DEBT (Note 3)                       222,389            486,166

RESERVE FOR TAX ASSESSMENT (Note 4)           175,000            175,000

COMMITMENTS AND CONTINGENCIES                    --                 --
========================================================================
Total Liabilities                           2,183,639          1,588,023
------------------------------------------------------------------------
REDEEMABLE PREFERRED STOCK (Notes 1 and 11)   176,958            176,958
------------------------------------------------------------------------
STOCKHOLDERS' DEFICIT (Note 1)

     Class B preferred stock,
     1,800,000 shares authorized,
     200,000 shares issued and
     outstanding (Note 10)                    200,000              --

     Common stock; no par value;
     10,000,000 shares authorized,
     1,463,315 and 1,377,315 shares
     issued and outstanding                   608,557            568,657

     Accumulated deficit                   (1,357,675)        (1,017,950)
-------------------------------------------------------------------------
Total Stockholders' Deficit                  (549,118)          (449,293)
-------------------------------------------------------------------------
Total Liabilities & Stockholders' Deficit  $1,811,479         $1,315,688
-------------------------------------------------------------------------
See accompanying summary of accounting policies and notes to consolidated financial statements.








ENVIRONMENTAL TESTING TECHNOLOGIES, INC.
Consolidated Statements of Stockholders' Deficit



Years Ended May 31,                            1995               1994
-------------------------------------------------------------------------
SALES                                       $4,471,967        $2,338,323
COST OF SALES                                3,238,638         1,533,078
=========================================================================
Gross Profit                                 1,233,329           805,245
-------------------------------------------------------------------------
OPERATING EXPENSES
Selling, general and administrative          1,373,387           732,475
Research and development                         --              102,994
=========================================================================
Total Operating Expenses                     1,373,387           835,469
-------------------------------------------------------------------------
OPERATING LOSS                                (140,058)         (30,224)
-------------------------------------------------------------------------
OTHER EXPENSE
     Interest expense                         (177,674)         (99,649)
     Other                                     (21,993)         (28,795)
=========================================================================
Total Other Expense                           (199,667)        (128,444)
-------------------------------------------------------------------------
NET LOSS, before extraordinary item           (339,725)        (158,668)

EXTRAORDINARY ITEM
     Gain on reorganization (Note 1)             --             452,202
=========================================================================
Net (Loss) Income                            $(339,725)        $293,534
-------------------------------------------------------------------------
NET (LOSS) INCOME PER SHARE
     Loss before extraordinary item              $(.24)           $(.07)
     Extraordinary item                             --              .20
========================================================================
Net (Loss) Income Per Share                      $(.24)            $.13
------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES  OUTSTANDING          1,416,148       2,271,653



See accompanying summary of accounting policies and notes to consolidated financial statements.







ENVIRONMENTAL TESTING TECHNOLOGIES, INC.

Consolidated Statements of
Stockholders' Deficit


                      Class B                           Additional                  Total
              Preferred Stock    Common      Stock       Paid In   Accumulated    Stockholders'
              Shares   Amount    Shares      Amount      Capital     Deficit        Deficit
-----------------------------------------------------------------------------------------------

BALANCE,
June 1, 1993    --       --     22,716,530  $13,078,790   $242,197  $(14,632,471)  $(1,311,484)
Net income      --       --        --          --           --           293,534       293,534

REORGANIZATION ITEMS (Note 1)

Cancellation
of common
stock           --       --    (22,716,530) (13,078,790)  (242,197)   13,320,987

Sale of common
stock           --       --     13,773,149      568,657      --             --        568,657
----------------------------------------------------------------------------------------------
BALANCE,
May 31, 1994    --       --     13,773,149      568,657      --       (1,017,950)    (449,293)
10 for 1 reverse
stock split     --       --    (12,395,834)       --         --             --          --
Net loss        --       --          --           --         --         (339,725)    (339,725)
Issuance of
preferred
stock        200,000  200,000        --           --         --             --        200,000
Issuance of
common stock    --       --       86,000        39,900       --             --         39,900
----------------------------------------------------------------------------------------------
BALANCE,
05/31/95     200,000  200,000    1,463,315     608,557       --       (1,357,675)    (549,118)



See accompanying summary of accounting policies and notes to consolidated financial statements.



May 31,                                         1995            1994
-----------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                            $(339,725)      $293,534
   Adjustments to reconcile net (loss) income to
   cash provided by (used in) operating activities:
        Depreciation                           262,183        161,758
        Gain on reorganization                   --          (452,202)
        Professional fees paid on
          reorganization services                --           (78,670)
        Issuance of common stock for
          consulting services                   39,900           --
        Change in assets and liabilities
        Accounts receivable                   (183,526)        12,414
        Other current assets                   (20,331)        20,869
        Accounts payable                       142,355        171,699
        Accrued liabilities                     64,610         20,775
-------------------------------------------------------------------------
Net Cash Provided by (Used in)
Operating Activities                           (34,534)       150,177
-------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property, plant and equipment  (170,222)      (134,414)
   (Increase) decrease in other receivables   (186,413)        30,000
   Increase in other assets                       --             (680)
-------------------------------------------------------------------------
   Net Cash Used in Investing Activities      (356,635)      (105,094)
-------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from long-term debt              105,000          --
     Increase (decrease) in line-of-credit     366,799       (67,887)
     Sale of common stock                        --          568,657
     Decrease in notes payable to stockholders (36,000)      (36,000)
     Payments on long-term debt               (161,740)      (82,353)
     Payments on capital leases               (186,816)     (115,004)
-------------------------------------------------------------------------
Net Cash Provided by Financing Activities       87,243       267,413
-------------------------------------------------------------------------
Increase (decrease) in Cash                   (303,926)      312,496

CASH, beginning of year                        316,585         4,089
-------------------------------------------------------------------------
CASH, end of year                              $12,659      $316,585


See accompanying summary of accounting policies and notes to consolidated financial statements.





NATURE OF BUSINESS

Environmental Testing Technologies, Inc. (formerly Peripheral Systems, Inc.) ("ETT" or "the Company") is engaged in nondestructive testing of materials for customers primarily in the aerospace, construction and petrochemical industries and provides condition assessment services to owners of aboveground petrochemical storage tanks, piping and pressure vessels. The Company's services are marketed nationally.

As discussed further in Note 1 to the consolidated financial statements, on August 10, 1993, the Company filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. The Company's plan of reorganization became effective on May 31, 1994 and in conjunction with that plan the Company changed its name to Environmental Testing Technologies, Inc. and was reincorporated under the laws of the state of Washington.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, and it's wholly-owned subsidiaries: X-Ray, Inc., Tanktek, Inc., and Accu-Inspect, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost and is depreciated using the straight-line method over estimated useful lives of 5 to 10 years for vehicles and equipment and 15 to 18 years for leasehold improvements. Expenditures for repairs and maintenance which do not extend the useful life of the related asset are expensed as incurred.

Included in property plant and equipment is $554,670 and $301,335 of capitalized leased assets and $329,589 and $219,777 of related accumulated amortization as of May 31, 1995 and 1994.

CREDIT RISK AND SIGNIFICANT CUSTOMERS

The Company performs credit evaluations of its customers and maintains allowances for potential credit losses. Sales to a major customer were $364,000 and $398,606 for the years ended May 31, 1995 and 1994, respectively.

INCOME TAXES

Deferred taxes are provided for temporary differences in the basis of assets and liabilities for book and income tax reporting purposes. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized. Since the Company cannot determine that it is more likely than not that the deferred tax asset will be realized, a 100% valuation allowance was recorded.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.



COMMON STOCK

In May 1995, the Company's Board of Directors authorized a 1 for 10 reverse stock split. This resulted in the cancellation of 12,395,834 common shares. All per share and weighted average share amounts have been restated to reflect this reverse stock split. NET (LOSS) INCOME PER SHARENet (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares outstanding. The Company's outstanding options are not considered to be common stock equivalents because their effect in net (loss) income per share would be anti-dilutive.

NOTE 1:
Going Concern and Bankruptcy

The Company's financial statements have been presented on a going-concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected by significant losses from operations and the Company's funding of research and development efforts, which have resulted in cash flow difficulties.

The Company has reported a loss of $339,725 for the year ended May 31, 1995, and as of that date a stockholders' deficit of $549,118 and a working capital deficit of $1,012,722. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code in United States Bankruptcy Court on August 10, 1993. Pursuant to a Plan of Reorganization (the Plan) which became effective on May 31, 1994, all common stock issued and outstanding as well as outstanding warrants for the purchase of common stock were canceled. Stockholders of record as of May 31, 1994 were issued options to purchase 3,300,000 shares of new common stock for $.50 per share. The options expired on June 1, 1994. A total of 977,315 shares of common stock were issued for $478,657 and the Company's president received 400,000 shares in exchange for equipment valued at $90,000. In addition, a stockholder and certain members of management were granted warrants for the purchase of 1,401,000 shares of common stock for $.50 per share which expire on May 31, 1998.

Pursuant to the Plan, unsecured debt amounting to $707,830 was converted to 176,958 shares of nonvoting preferred stock. The preferred stock does not provide for dividends, however, redemption at $1 per share at an annual rate equal to the greater of 5% of the Company's annual net income or 12% of its initial face value is required. The preferred stock is convertible into shares of common stock representing 51% of the outstanding common stock of the Company in the event that the Company fails to meet the mandatory redemption provisions (see Note 11).

Management's plans are summarized as follows:

Management has taken a number of actions to expand the Company's services into the testing of aboveground tanks, primarily for the petroleum industry. Management intends to seek new capital, both from borrowings and new equity securities issuances that will provide funds needed to make strategic acquisitions or fund internal growth and fully implement its business plan of providing API 653 engineering services and non-destructive testing services primarily to the petrochemical industry. The Company's needs for new capital, working capital, and equipment to continue to develop the petroleum engineering services business contemplated in its business plan are significant. Management believes that the continued execution of its plans for strategic acquisitions and internal growth will provide sufficient liquidity for the Company to continue as a going concern. There are no assurances that these objectives can be attained or that the Company will be able to meet the conditions of the Plan. Accordingly, the consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 2:
Line-of-Credit

The Company has a revolving line-of-credit with a bank, with interest at 18%. The agreement allows the Company to borrow up to the lesser of $750,000 or 80% of eligible receivables. At May 31, 1995, $329,452 was outstanding and $80,000 was available under this agreement. The agreement is collateralized by accounts receivable.

In addition, the Company has a revolving line-of-credit with a financing company, with interest at 30%. The agreement allows the Company to borrow up to the lesser of $500,000 or 75% of eligible receivables. At May 31, 1995, $193,000 was outstanding and no borrowings were available under this agreement. The agreement is collateralized by accounts receivable and a personal guarantee by an officer of the Company. The agreement expired on October 19, 1995 and was paid in full as of that date.

NOTE 3:
Long-term Debt

Long-term debt is as follows:



May 31,                                                 1995
1994
-------------------------------------------------------------------------
Note payable to bank, collateralized by
equipment, due in monthly installments of
$6,863, including interest at prime
(9.25% at May 31, 1995) plus 1.50%, due
August 31, 1996.                                      $96,079
$178,431

Capital lease obligations, collateralized
by equipment, various amounts payable
monthly plus imputed interest ranging
from 11.9% to 34.03%.                                 356,575
313,355

Other notes payable, various amounts
payable monthly plus interest ranging
from 10% to 12%.                                        3,276
11,292

Note payable to preferred stockholder,
collateralized by the stock of X-Ray,
due in monthly installments of $3,000
plus accrued interest at 9%.                          135,500
171,500

Note payable to a financing company,
collateralized by equipment, due in 24
monthly installments of $2,432, including
interest at 16%, with the remainder
due in a balloon payment.                             100,000
--

Note payable to a former officer,
unsecured and subordinated to the notes
payable to bank, due in monthly
installments of $2,500, including interest
at 10%, unsecured.                                     60,000
55,000
-------------------------------------------------------------------------
                                                      751,430
729,578
Less amount due within one year                       529,041
243,412
-------------------------------------------------------------------------
                                                     $222,389
$486,166




Future scheduled principal payments on long-term debt and capital leases during each of the years ending May 31, 1999 are as follows:

Year Ending             Notes                   Capital
May 31,                 Payable                 Leases
---------------------------------------------------------------------
1996                    $279,048                $279,462
1997                      46,637                  95,049
1998                      69,170                  16,196
1999                         -                     8,534
---------------------------------------------------------------------
Total minimum payments   394,855                 399,241

Amount representing
imputed interest                                 (42,666)
---------------------------------------------------------------------
Present value of net
minimum lease payments                          $356,575

The note payable to bank requires that the Company maintain certain net worth and working capital amounts and ratios. As of May 31, 1995, the Company was not in compliance with these covenants and was unable to obtain a bank waiver for noncompliance, therefore the entire amount of this debt is classified as current.

NOTE 4:
Reserve for Tax Assessment

Reserve for tax assessment at May 31, 1995 and 1994 arises from an estimated tax liability related to a tax shelter investment made by X-Ray prior to its acquisition by the Company. The Company has been assessed taxes of approximately $143,000 through May 31, 1994. The Company has accrued $175,000 in taxes, penalties and interest related to this tax shelter and is in process of negotiating a settlement of this assessment with the Internal Revenue Service. Management believes that the ultimate settlement of this obligation will not exceed the accrued amount.



NOTE 5:
Income Taxes

Deferred tax assets are comprised of the following:

                                             1995            1994
----------------------------------------------------------------------
Reserve for bad debts                      $20,401          $3,060
Accrued vacation                            19,162          13,300
Net operating loss
      carryforwards                      2,928,338       2,836,000
----------------------------------------------------------------------
                                         2,967,901       2,852,360
Valuation allowance                     (2,967,901)     (2,852,360)
----------------------------------------------------------------------
                                        $    --            $  --

The Company has provided a 100% valuation allowance on deferred tax assets since management could not determine that it was more likely than not that they would be realized.

For 1994, the difference between the Company's effective income tax rate and the federal statutory rate of 34% consists of the following:


                                        1995            1994
-----------------------------------------------------------------------
Tax (benefit) at statutory rate      (115,507)         99,802
Utilization of net
operating loss carryforwards             --           (99,972)
Increase in valuation allowance       115,541             --
Other                                     (34)            170
-----------------------------------------------------------------------
Tax at effective rate                $   --          $    --

The Company has net operating loss carryforwards of approximately
$8,600,000 with expiration dates beginning in fiscal year 2000.


NOTE 6:
Warrants and Options

During 1995 and 1994 common stock purchase warrants consisted of the following:

------------------------------------------------------------------------
BALANCE, June 1, 1993                   275,600         $.10-20.00
 Expiration of warrants                 (10,000)             20.00
 Cancellation of warrants per
 Plan of Reorganization (see Note 1)    (265,600)        .10-12.50
 Issued pursuant to the Plan of
 Reorganization                        1,401,000               .50
------------------------------------------------------------------------
BALANCE, May 31, 1994                   1,401,000              .50
 Cancellation of options                 (385,000)
 Exercise of options                      (76,000)             .50
 Issued                                    25,000          2.00-5.00
------------------------------------------------------------------------
BALANCE, May 31, 1995                     965,000           .50-5.00

Pursuant to the Plan, effective May 31, 1994, warrants issued prior to reorganization were cancelled and options to purchase 1,401,000 shares of the Company's common stock at $.50 per share were granted. The options vest immediately, are valued at the fair market value of the common stock as of the date of grant and expire on May 31, 1998.

NOTE 7:
Employee Benefit Plan

X-Ray has a 401(k) employee benefit plan for those employees who meet the eligibility requirements set forth in the plan. Eligible employees may contribute up to 10% of their compensation to a maximum contribution of $9,240. X-Ray provides a profit sharing contribution which is determined at the option of the board of directors. An employee becomes fully vested with respect to employer contributions after 5 years of service. There were no employer contributions in 1995 and 1994.

NOTE 8:
Statement of Cash Flows

Supplemental disclosures of cash flows information:

                                                1995            1994
------------------------------------------------------------------------

Cash paid during the year for:
  Interest                                   $175,225         $98,050
  Income taxes                               $  --            $  --

Non-cash investing and financing activities:

Equipment purchases financed
by capital lease obligations                 $253,335         $7,046

Assets of Accu-Inspect acquired through:
   Issuance of class B preferred stock       $200,000         $  --
   Assumption of secured debt                $238,962         $  --

Common stock issued in
exchange for consulting services              $39,900         $  --
------------------------------------------------------------------------

Pursuant to the Company's Plan of Reorganization, on May 31, 1994, accounts payable of $707,830 was converted to preferred stock valued at $176,958 and a gain of $452,202 was recognized.

NOTE 9:
Commitments and Contingencies

Future minimum rental payments which are required under an operating lease with a remaining noncancelable lease term in excess of one year are $21,410 per year through fiscal year 2001. Additionally, the Company leases warehouse space in Washington under cancelable leases with month-to-month terms. Rent expense related to these leases was $49,902 and $50,925 for 1995 and 1994, respectively.

During the normal course of business, matters arise which may ultimately subject the Company to claims and litigation. Management believes that the resolutions to these matters will not have a material adverse effect on the Company's financial position.

NOTE 10:
Accu-Inspect, Inc.

In August 1994, the Company formed Accu-Inspect, Inc. to acquire certain assets consisting primarily of equipment and the customer list of Accu-Tech, Inc., a nondestructive testing company located in New Jersey. The assets were acquired by issuing 200,000 shares of class B preferred stock valued at $1.00 per share and the assumption of $238,962 of secured debt.

The preferred stock is convertible into common stock of the Company over 8 years at conversion rates which range from 2 shares of common stock for each share of preferred stock to 1 share of common stock for each share of preferred stock. The preferred stock includes dividends of 2% for the first year and 6% thereafter. In addition, the selling shareholders are entitled to 30% of the pretax profits derived from the assets through August 1999.

In June 1995, the Company sold all of the assets of Accu-Inspect, Inc. to a former owner of Accu-Tech, Inc. in exchange for 100,000 shares of class B preferred stock issued to purchase the assets, $202,000 in notes receivable and the assumption of $166,312 of accounts payable. The Company realized a gain of approximately $44,000 on the sale.

If the assets of Accu-Tech, Inc. had not been acquired, for the year ended May 31, 1995, sales would have decreased by $1,317,114, net loss would have decreased by $260,588 and net loss per share would have decreased by $.18.

NOTE 11:
Subsequent Event

In April 1995, the Company entered into a letter-of-intent to merge with
North American Inspection, Inc. (North American).   Pending completion
of the merger, the Company obtained a $500,000 revolving line-of-credit using North American's accounts receivable as collateral (see Note 3). North American terminated the merger in July 1995 and subsequently all of the receivables were collected and the credit line paid in full.ETT has commenced legal action against North American and its officers and stockholders seeking contractual damages resulting from the termination of the merger. The ultimate outcome of this litigation is not known.

The Company elected not to make the first preferred stock redemption payment amounting to $21,235 which became due on August 31, 1995 (see
Note 1).

Under terms of the preferred stock agreement, upon 30 days notice the redeemable preferred stock is convertible into shares of common stock representing 51% of the outstanding common stock of the Company. The preferred stockholders have not exercised their right to convert the preferred stock and management intends to make the required redemption payment when cash is available.









                    ENVIRONMENTAL TESTING TECHNOLOGIES  , INC.
                                      and
                         NORTH AMERICAN INSPECTION, INC.

                               MERGER AGREEMENT

This merger agreement is made as of April 4, 1995 by and among Environmental Testing Technologies, Inc. ("ETT"), a Washington corporation and North American Inspection, Inc. ("NAII"), a Pennsylvania Corporation and Robert K. Shumway, Carl Dichler, and Don Shumway as individuals ("Investors").

     -- RECITALS --

A) ETT and NAII are merging to position the combined new operating entity to provide more complete and locally focused engineering and inspection services to the petrochemical industry.

B) ETT is duly authorized to issue Common Stock in exchange for all issued and outstanding Common Stock of NAII.

C) ETT is a publicly owned corporation with approximately 375 shareholders and is subject to the Securities and Exchange rules and regulations.

D) NAII is a privately owned corporation controlled by Robert K. Shumway, an individual.

     THE PARTIES HEREBY AGREE AS FOLLOWS:

1.      Stock Exchange

1.1 ETT will issue 7,000,000 shares of Common Stock in exchange for all issued and outstanding shares of NAII. ETT shares are issued subject to SEC Section 144 rules and regulation and bear will legends accordingly.

1.2 NAII's shareholders will receive ETT Common Stock for their shares as follows: RobErt K. Shumway = 5,000,000 shares; Carl
Dichler = 1,000,000 shares; Don Shumway = 1,000,000 shares.

1.3 Employee stock options aggregating 3,000,000 of Common Stock will be issued to Robert K. Shumway, Carl Dichler, and Don
Shumway, these Options are priced at $.50/share exercisable beginning June 1, 1996 and expiring May 31, 1999. The options issued are 1,000,000 to Robert K. Shumway, 1,000,000 to Don
Shumway, and 1,000,000 to Carl Dichler.

The stock options terms and conditions may be modified by the Board of Directors.

These terms & condition adjustments possibility is under current review and will be acted upon by the Board including the new Directors named Herein.



1.4     Closing

The exchange of stock will take place automatically upon completion of the following events:

a)      Receipt of a letter from Boston Financial and Equity
Corporation Or equivalent that financing is available to fund NAII's current Operating needs. This funding is expected to come from Tanktek, Inc.(Tanktek), a wholly owned subsidiary of ETT or another equivalent ETT subsidiary..Plus..

b) ETT has replaced NAII's current financing arrangement with First Valley Bank on terms & conditions satisfactory to ETT. NAII will be satisfied as the current loan must be replaced in total.

1.5 ETT will place 7,000,000 shares of stock in Escrow as per 1.2 designation and NAII will place 2800 shares per designation 3.12. These shares will be released from escrow to the respected parties upon letters from ETT acknowledging 1.4 (a) & 1.4 (b) having occurred. Should the joint venture agreement (item 1.6) be terminated for any reason, all shares of stock will be returned to their original owners in full.

1.6     Joint Venture Agreement

a) ETT will market NAII services exclusivity through its existing subsidiary, Tanktek, Inc. or equivalent. NAII will cease to market its services except as a
Subcontractor to Tanktek.  Tanktek agrees to subcontract
all nondestructive examination                and
related work exclusively to NAII. Tanktek will continue to market for its own account API 653 & related services. These services may or may not be subcontracted to NAII.

b) In the event of cancellation of this agreement caused by NAII's inability to perform its subcontract service obligations to Tanktek, NAII agrees to pay Tanktek, Inc.
or its assignee $500,000.00 in cancellation penalties.
This penalty is acknowledged as reasonable and equitable by both parties given the marketing effort required by Tanktek. This penalty is secured by a security interest in all assets of NAII as included by the Pennsylvania UCC filings.

         This security interest protection shall terminate upon the merger contemplated in the agreement.

2.      Representations and Warranties of ETT

ETT hereby represents and warrants to the NAII shareholders, that:

2.1     Organization, Good Standing and Qualification.

ETT is a corporation duly organized, validly existing and in good standing under the laws of the State of Washington and has all requisite corporate power and authority to carry on its current or contemplated business. The Company is duly qualified to transact business and is in good standing in each jurisdiction in which the failure to so qualify would have a material adverse effect on its business or properties.

2.2 Authorized Capital. The number of shares of stock which the corporation is authorized to issue is One Hundred Two Million
(102,000,000);of which One Hundred Million (100,000,000 shares wll be Common Stock ("Common Stock") with no par value per share, and Two Million (2,000,000) shares will be Preferred Stock
("Preferred Stock").

2.3 Preferred Stock. The Preferred Stock of the corporation will be issued as Class A Preferred Stock and Class B Preferred Stock with each class having the preferences, limitations and relative rights set forth below.

2.3.1   	Class A. Preferred Stock.  The corporation will issue up
to 200,000 of shares Preferred Stock which will be designated as Class A Preferred Stock ("Class A Stock").
The Class A stock will be issued at the direction of the Board of Directors of the corporation for such purposes as the Board of Directors considers appropriate and shall have such voting powers, full or limited, and such designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions as the Board may establish prior to the issuance of such shares.

2.3.2   	Class B. Preferred Stock.  The corporation shall issue
up to 1.8 Million (1,800,000) shares of Preferred Stock which will be designated as Class B Preferred Stock
("Class B Stock"). The Class B Stock will be issued at the direction of the Board of Directors, but will be issued only in connection with the acquisition of existing companies or locations from which it can operate its business of nondestructive testing of hazardous material tanks. The Class B Stock shall have such voting powers, full or limited, and such designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions as the Board my establish prior to the issuance of such shares.

2.4 Subsidiaries. ETT owns three operating subsidiaries (X-Ray, Inc., Accu-Inspect, Inc., and TankTek, Inc.) and is the controlling shareholder in a non-operating subsidiary (Nucell, Inc.).

2.5 Outstanding shares of Common and Preferred Stocks are disclosed in the exhibits attached, meaning the financial statements dated
5/31/94 and the 10-QSB statements dated 8/31/94. There have been no material changes since 8/31/94 or 5/31/94 disclosures in outstanding stocks (common and preferred).

2.6 Authorization. All corporate action on the part of ETT, its officers, directors and shareholders necessary for the authorization, execution and delivery of this Agreement and the other agreements and transactions contemplated herein, the performance of all obligations of the Company hereunder and thereunder and the authorization, issuance and delivery of the Common Stock being transferred hereunder have been taken or will be taken prior to the Closing, and this Agreement and the other agreements contemplated herein constitute valid and legally binding obligations of ETT, enforceable in accordance with it and their terms.

2.7 Valid Issuance of Common Stock. The Common Stock, when issued, sold and delivered in accordance with the terms hereof for the consideration expressed herein, will be duly and validly issued, fully paid and nonassessable and free of any liens or encumbrances created by the Company.

2.8 Governmental Consents. No consent, approval, order or authorization of, or registration, qualification, designation, declaration or filing with, any federal, regional, state or local governmental authority on the part of ETT is required in connection with the consummation of the transactions contemplated by this Agreement, except for filings, if any, required pursuant to applicable state securities laws, which filings will be made within the required statutory period.

2.9 Litigation. There is no material action, suit, claim, proceeding or investigation pending or currently threatened against the Company nor is the Company aware that there is any basis for the foregoing. The Company is not a party or subject to the provisions of any order, write, injunction, judgment or decree of any court or government agency or instrumentality that could have a material adverse effect on its business or properties.

2.10 Investment Intent. NAII shareholders are acquiring shares of ETT Common to be issued to Shareholder pursuant to this Agreement (the "shares") for investment for Shareholder's own account and not with a view to, or for resale in connection with, any distribution of the Shares, nor with any present intention of distributing or elling the Shares. Shareholders are not a party to any contract, undertaking, agreement, or arrangement with any person to sell, transfer, or grant participation to any such person or any third party with respect to the Shares. No other person or entity not a signatory to this Agreement has a beneficial interest in or a right to acquire the Shares or any portion thereof.

2.11    	Agreements and Due Diligence; Disclosure.

(a) ETT has fully provided NAII and its shareholders and their counsel true and complete copies of or access to all documents and information requested and such other information that the shareholders have requested in connection with their decision to merge into ETT.

(b) The Company has not (i) declared or paid any dividends, or authorized or made any distribution upon or with respect to any class or series of its capital stock, (ii) made any loans or advances to any person, other than ordinary travel expenses in connection with its business and reasonable moving allowances for its employees, (iii) sold, exchanged or otherwise disposed of any of its assets or rights, other than in the ordinary course of business, (iv) redeemed or obligated itself to redeem any of its capital stock.

(c)     	The Company is not a party to nor is it bound by any
contract, agreement, instrument, decree or administrative order, or subject to any restriction under its Articles of Incorporation or Bylaws, which materially and adversely affects its business as now conducted or as proposed to be conducted, its properties or its financial condition.

2.12 Title to Property and Assets. ETT owns its property and assets free and clear of all mortgages, liens, loans and encumbrances, except liens which arise in the ordinary course of business and do not materially impair ETT's ownership or use of such property or assets. With respect to the property and assets it leases, the Company is in compliance with such leases in all material respects and holds a valid leasehold interest free of any liens, claims or encumbrances.

2.13 Licenses. ETT has all licenses and permits (federal, state, foreign and local) necessary to conduct its business, and such licenses and permits are in full force and effect. No violations are or have been recorded in respect of such licenses or permits and no proceeding is pending or threatened toward the revocation or limitation of any of such licenses or permits.
The Company has complied with all laws, rules, regulations and orders applicable to its business.

2.14 The Financial Statements dated 5/31/94 and 11/30/94 in the form of the 11/30 10-Q are true and complete in all material respects.

2.15 Undisclosed Liabilities. Except as and to the extent reflected or reserved against in the Statement of Financial Position, the Company did not have, as of such date, any material debts, liabilities or obligations of any nature, whether accrued, absolute, contingent or otherwise and whether due or to become due, including, without limitation, liabilities or obligations on account of taxes or other governmental charges or penalties, interest or fines thereon or in respect thereof. The Company does not know and does not have any reasonable grounds to know of any basis for any assertion against he Company of any material debt, liability or obligation of any nature or in any amount not fully reflected or reserved against in the Statement of Financial Position.

2.16 Changes. Since the date of the financial statements in 2.14 above, there has not been:

a) Any change in the condition (financial or other) or properties, assets, liabilities, business or general economic or market conditions or prospects of the Company, except changes in the ordinary course of business, none of which has been materially adverse, and all of which in the aggregate have not been materially adverse, to ETT;



(b) Any damage, destruction or loss (whether or not covered by insurance) materially and adversely affecting the properties, assets or business of ETT;

        (c) Any material increase in the compensation or rate of compensation or commissions payable or to become payable
	by ETT to any of its directors, officers salaried employees, sales persons or agents, or any hiring of any employee at a salary in excess of $75,000 per annum, or any material change in any then existing bonus, profit-sharing, retirement or other similar plan, agreement or arrangement or any adoption of or entry into of any new bonus, profit-sharing, group life or health insurance, or other similar plan, agreement or arrangement;

        (d) Any material change in the accounting methods or practices followed by ETT;

        (e) Any material debt obligation or liability (whether absolute or contingent) incurred by ETT (whether or not presently outstanding) except (i) current liabilities incurred, and obligations under agreements entered into, in the ordinary course of business and (ii) obligations or liabilities entered into or incurred in connection with the execution of this Agreement;

        (f) Any sales, lease, abandonment or other disposition by the Company of any real property or, other than in the ordinary course of business, of any equipment or other operating properties or any sale, assignment, transfer license or other disposition by ETT of any Intellectual Property or other intangible asset; or

        (g) Any labor trouble, strike or any other occurrence, event or condition of any similar character that materially and adversely affects or may materially and adversely affect the assets, properties, business or prospects of ETT.

2.17 Taxes. ETT has filed all tax returns (federal, state, foreign and local) required to be filed by it, and, except as reflected on the statement of Financial Position or Balance Sheet, all taxes shown to be due and payable on such returns or on any assessments received by the Company and all other taxes (federal, state, foreign and local) due and payable by the Company on or before the date hereof have been paid. There are no agreements, waivers or other arrangements providing for an extension of time with respect to the assessment of any tax or deficiency against the Company, nor are there any actions, suits, proceedings, investigations or claims now pending against the Company in respect of any tax or assessment, or, to the Company's knowledge, any matters under discussion within any federal, state, foreign or local authority relating to any taxes or assessments, or any claims for additional taxes or assessments asserted by any such authority. The provisions made for taxes on the Statement of Financial Position, are sufficient for the payment of a ll unpaid federal, state, foreign and local taxes of ETT for all periods prior to such date. ETT's subsidiary X-Ray, Inc. has been assessed $568,000 in taxes, interest and penalties. This obligation is being contested by X-Ray, Inc. and X-Ray, Inc. believes it will prevail in its "Offer in Compromise" dated 3/9/95.

2.18 Labor Agreements and Actions. ETT is not bound by or subject to any written or oral, express or implied, contract, commitment or arrangement with any employee or labor union, and no labor union has requested or, to the knowledge of ETT, has sought to represent any of the employees, representatives or agents of ETT.

2.19 Brokers or Finders. ETT has not incurred and will not incur, directly or indirectly, any liability for brokers' or finders' fees, agents' commissions or other similar charges in connection with this Agreement or the transactions contemplated hereby.

2.20 Transactions with Principals. No employee, shareholder, officer or director of the Company is indebted to the Company, nor is the Company indebted (or committed to make loans or extend or guarantee credit) to any of them in any material aspect, except Boston Financial & Equity has a loan appliication pending which will require at least one personal guarantee. The Company previously has furnished the Investors a copy of each agreement, instrument or other writing constituting legal rights and obligations to which both the Company and any founder, officer, director or principal security holder or company or organization directly or indirectly controlled by such persons are parties.

2.21 Insurance. ETT has fire and casualty insurance policies, with extended coverage sufficient in amount to allow it to replace any of its properties which may be damaged or destroyed.

2.22 Voting Agreement. ETT has no obligation or commitment with respect to the election of any individual or individuals to the Board, and to the best of ETT's knowledge, there is no voting agreement or other agreement among its shareholders with respect to the election of any individual or individuals to the Board. Robert K. Shumway and Don Shumway, and Carl Dichler are to become appointed members of the ETT Board and Robert K. Shumway is to become President and Chief Operating Officer of ETT and Carl Dichler is to become an ETT Executive Vice President.

2.23 Subsequent Event. ETT in a prudent and business-like manner will immediately begin a search both to provide new borrowings to replace First Valley Bank as soon as possible and new equity capital to continue the planned growth program. Prior to the search, a forecast and a budget must be prepared to support this effort.

3. Representations and Warranties of NAII and its shareholders ("Investors") NAII and its shareholders severally and jointly represent and warrant that:

3.1 	  Authorization.  All acts and conditions required by law to
	  authorize the execution and consummation of this Agreement by each Investor have been duly performed and obtained, and this Agreement constitutes a valid and legally binding obligation of the Investors, enforceable in accordance with its terms. Each Investor has full power and authority to execute, deliver and performed his, her or its obligations under this Agreement and to own the ETT Common Stock. The execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby by each Investor do not violate any provision of, or constitute a material breach of or default under, any term, condition or provision of any agreement, indenture or other instrument to which the Investor is a party, or by which the Investor or the Investor's properties or assets are bound, or of any order, judgment or decree against or binding upon such Investor.

3.2 Purchase Entirely for Own Account. This Agreement is made with the Investors in reliance upon each Investor's representation to ETT, which, by such Investor's execution of this Agreement, such Investor hereby confirms, that the Common Stock to be received by the Investors will be acquired for investment for such Investors own account and not with a view to the distribution of any part thereof, and that such Investor has no present intention of selling, granting any participation in, or otherwise distributing the same in a manner contrary to the Securities Act of 1933, as amended (the "Act"), or applicable state securities laws.

3.3 Due Diligence. Each Investor severally represents and acknowledges that he or she has been solely responsible for his or her own "due diligence" investigation of ETT and its management and business, for his or her own analysis of the merits and risks of this investment, and for his or her own analysis of the fairness and desirability of the terms of the investment; that in taking any action or performing any role relative to the arranging of the proposed investment, the Investor has acted solely in his or her own interest, and the Investor has not acted as an agent, employee, partner or fiduciary of any other person or as an agent of ETT, or as an issuer, underwriter, broker, dealer or investment advisor relative to any security involved in this investment. Each Investor has been given the opportunity to ask questions of and receive answers from ETT concerning the terms and conditions of the Common Stock exchange and other matters pertaining to this investment. The foregoing statements, however, do not limit or modify the representations and warranties of ETT made herein.

3.4 Investment Experience. Each Investor is an investor in securities of companies and acknowledges that the Securities are a speculative risk. Each Investor is able to find for him/ her, or itself in the transactions contemplated by this Agreement, can bear the economic risk of his, her or its investment (including possible complete loss of such investment) for an indefinite period of time and has such knowledge and experience in financial or business matters that such Investor is capable of evaluating the merits and risks of the investment in the Securities. Each Investor understands that the Securities have not been registered under the Act, or under the securities laws of any jurisdiction, by reason of reliance upon certain exemptions, and that the reliance of ETT on such exemptions is predicated upon the accuracy of the Investors' representations and warranties in this Section
3. Each Investor severally represents that he, she or it is an "accredited investor" as defined by the Securities and Exchange Commission.

3.5 Restricted Securities. Each Investor understands that the Securities are characterized as "restricted securities" under the federal securities laws inasmuch as they are being acquired from the Company in a transaction not involving a public offering and that under such laws and applicable regulations such securities may be resold without registration under the Act only in certain limited circumstances and in accordance with the terms and conditions set forth in the legend described in
Section 3.6 below. In this connection, each Investor represents severally that he, she or it is familiar with SEC Rule 144, as presently in effect, and understands the resale limitations imposed thereby and by the Act. Notwithstanding the provisions above, no registration statement or opinion of counsel shall be necessary for a transfer by an Investor to the estate of such Investor or the transfer by gift, will or interstate succession of an Investor to his or her spouse or lineal descendants or ancestors, if the transferee agrees in writing to be subject to the terms hereof to the same extent as if he or she were the original Investor hereunder.

3.6 Legend. It is understood that the certificates evidencing the securities may bear the following legend:

The securities evidenced by this certificate have not been registered under the securities act of 1933, as amended (the "Act"), or applicable state law, and no interest therein may be sold, distributed, assigned, offered, pledged or otherwise transferred unless (i) there is an effective registration statement under the Act and applicable state securities laws covering any such transaction involving said securities,
(ii) this corporation receives an opinion of legal counsel for the holder of these securities satisfactory to this corporation stating that such transaction is exempt from registration, or
(iii) this corporation otherwise satisfies itself that such transaction is exempt from registration. At any date beginning 3 years from the date of closing, this legend will be cancelled, and a certificate free from such legend issued to the holder hereof upon compliance with the following conditions: (a) surrender of this certificate to this corporation in the manner and at the place designated for cancellation, (b) a epresentation by the holder that it has beneficially held the securities evidenced by this certificate for not less than three years, and that it is not, and has not within the preceding 90 days been, an "affiliate" (as that term is defined for purposes of rule 144 under the Act or any successor rule) of this corporation, and (c) an understanding that if at any time the holder shall again become an affiliate or otherwise cease to enjoy free transferability of such securities under rule 144 either by reason of change of circumstance or amendment of rule 144, it shall forthwith surrender any unlegended certificate(s) received by it in respect of the securities evidenced by this certificate for imposition of any appropriate legend.

3.7 Residency. For purposes of the application of any relevant state securities laws, the Investors are residents of the States of Pennsylvania and Ohio.

3.8 NAII's Plan of Reorganization has been confirmed by the Federal Bankruptcy Court. There are no known debts incurred prior to the closing that have not been disclosed or accounted for in the Plan of Reorganization or in the financial statements dated
1/31/95.

3.9     Changes.  Since the date of the NAII financial statements
(12/31/94) there have not been:

        (a) Any change in the condition (financial or other) or properties, assets, liabilities, business or general economic or market conditions or prospects of the Company, except changes in the ordinary course of business, none of which has been materially adverse, and all of which in the aggregate have not been materially adverse, to NAII;

        (b) Any damage, destruction or loss (whether or not covered by insurance) materially and adversely affecting the properties, assets or business of NAII;

        (c) Any material increase in the compensation or rate of compensation or commissions payable or to become payable by NAII to any of its directors, officers, salaried employees, sales persons or agents, or any hiring of any employee at a salary in excess of $60,000 per annum, or any material change in any then existing bonus, profit-sharing, retirement or other similar plan, agreement or arrangement or any adoption of or entry into of any new bonus, profit-sharing, group life or health insurance, or other similar plan, agreement or arrangement;

        (d) The compensation schedule for the officers, directors, and key management personnel are as follows:


                              Annual Salary      Other Compensations
------------------------------------------------------------------------
Robert K. Shumway             $90,000.00
Carl Dichler                  $75,000.00        Normal Company benefit
program
Don Shumway                   $75,000.00        for employees applies to
all
George Maitland               $75,000.00        personnel.
C. Rod Brashears              $75,000.00
------------------------------------------------------------------------

(e) Any material change in the accounting methods or practices followed by NAII;

(f) Any material debt obligation or liability (whether absolute or contingent) incurred by NAII (whether or not presently outstanding) except (i) current liabilities incurred, and obligations under agreements entered into, in the ordinary course of business and (ii) obligations or liabilities entered into or incurred in connection with the execution of this Agreement;

(g) Any sales, lease, abandonment or other disposition by the Company of any real property or, other than in the ordinary course of business, of any equipment or other operating properties or any sale, assignment, transfer license or other disposition by NAII of any Intellectual Property or other intangible asset; or

(h) Any labor trouble, strike or any other occurrence, event or condition of any similar character that materially and adversely affects or may materially and adversely affect the assets, properties, business or prospects of NAII.

3.10 All pre-petition debts to Carl Dichler or his Company and Don Shumway have been exchanged for shares of Common Stock of NAII prior to the date of closing.

3.11 The exhibit attached Schedule H is the complete and total agreement between NAII's principal lender and NAII.

3.12 Capitalization. The authorized capital of NAII consists of 10,000 shares of Common Stock of which 2,800 shares are issued and outstanding, fully paid and non-assessable. There are no stock options, warrants or equivalent outstanding that could change the future ownership of NAII as of the date of closing.

        a) Robert K. Shumway, Don Shumway, and Carl Dichler own all issued and outstanding shares in the amounts of 2,000 shares, 400 shares, and 400 shares respectively.

3.13 Tax Advice. Investors are relying solely on the advice of their own tax advisor with respect to the tax treatment of this transaction and specially is not relying on tax advice from ETT or its agents.

4.      Miscellaneous.

4.1 This agreement shall be governed and construed in accordance with the laws of the State of Washington.

4.2 The schedules and exhibits referred to in this agreement shall be the scheduled listed below:

        a)     NAII amended Plan of Reorganization dated: 1-24-95.
        b)     NAII financial statement dated: 12-31-94.
        c)     NAII list of equipment.
        d)     NAII lease.
        e)     ETT financial statements dated: 5/31/94.
        f)     ETT financial statements dated: 11/30/94.
        g)     ETT Confirmed Plan of Reorganization dated: 4/16/94.
        h)     NAII loan agreement with First Valley Bank.

4.3 This agreement is the entire agreement of the parties and supersedes any and all prior negotiations, correspondence, understandings and agreements between the parties.

In witness thereof, the parties have executed this Agreement as of the date of closing.

Environmental Testing
Technologies, Inc. ("ETT")              by 	S/S  	GB Maitland
                                             George B. Maitland, its
President



                                        by 	S/S	CB Brashears
                                             C. Rod Brashears,
Vice President and Director


North American
Inspection, Inc. ("NAII")               by 	S/S	RK Shumway
                                              Robert K. Shumway, its
President

                                        by
                                                         , its Secretary





North American Inspection, Inc.
Shareholders ("Investors")              by           Robert K. Shumway

                                        by           Don B. Shumway

                                        by           Carl R. Dichler









                    SPECIFIC ASSET PURCHASE AGREEMENT

AGREEMENT between and among ENVIRONMENTAL TESTING TECHNOLOGIES, INC. (formerly Peripheral Systems, Inc.), a Washington Corporation, located at 7500 Perimeter Road South, Seattle, Washington 98108 (hereinafter "ETT"); ACCU-TECH EVALUATION SERVICES, INC., a New Jersey Corporation, located at 1410 Pinewood Street, Rahway, New Jersey 07065 and 917 Alhambra Avenue, Suite D, Martinez, California 94553 (hereinafter "Accu-Tech") and the shareholders of Accu-Tech, ANTON S. KURTZ and MARY ELLEN KURTZ both of 525 North Terry Lane, Jamesburg, New Jersey 08831; RICHARD KURTZ, 140 Cedar Run Road, Bayville, New Jersey 08721, and JOSEPH S. FERENC and JULIE A. FERENC both of 904 Capstan Drive, Forked River, New Jersey 08753 (hereinafter collectively the "Shareholders").

RECITALS

The Shareholders of Accu-Tech are, together, the owners of all the issued and outstanding capital stock of Accu-Tech. ETT is a holding Company owning two businesses, X-RAY, INC. and TANKTEK, INC., that are engaged in above-ground storage tank certifications and nondestructive inspection services.

Accu-Tech is an "S" corporation operating nondestructive inspection laboratories in both New Jersey ad California.

ETT is desirous of purchasing certain specific assets of Accu-Tech.

The Shareholders are desirous of joining the ETT organization and selling certain assets of Accu-Tech to ETT.

AGREEMENT

I.   THE TRANSACTION

A. Accordingly, ETT, Accu-Tech and its Shareholders
(the "Parties") agree to the following:

1. ETT has formed a new 100% owned subsidiary incorporated in New Jersey., Such subsidiary will purchase the specific assets of Accu-Tech.
The Accu-Tech assets (the "Assets") to be purchased by ETT's subsidiary are:

                        a.      rights to the name Accu-Tech;
b. all customer lists and contracts to
provide services to customers;
c. all equipment owned nd/or used in Accu-
Tech's business;
                        d.      work in progress; and
e.      the NRC license held by Accu-Tech
permitting the use of certain testing
equipment which emits radiation, as well as all other licenses and permits used by Accu-Tech in its business.

 2. In addition, ETT shall require a covenant not to compete from Accu-Tech and the Shareholders (for a period of two (2) years after the termination of their employment with Accu-Tech or any ETT affiliate) as set forth in a separate non-competitive agreement to be executed at Closing; and

        B. ETT will purchase the Assets by issuing TWO HUNDRED THOUSAND (200,000) shares of Class B non-voting convertible Preferred Stock with value of ONE DOLLAR
($1.00) per share for a total value of TWO HUNDRED
THOUSAND DOLLARS ($200,000.00).  Thus, the Purchase
Value of each share of stock is ONE DOLLAR ($1.00)
("Share Purchase  Value").  This convertible Preferred
Stock is convertible into ETT common Stock at the option of the Shareholders for a period of eight (8) years from Closing as follows:

 1.      Until the third anniversary of the Closing, one
(1) share of Class B Preferred Stock can be converted into two (2) shares of ETT Common
Stock.

2. From the third anniversary until the fourth anniversary of closing, one (1) share of Class B
Preferred stock can be converted into one and a half (1-1/2) shares of ETT Common Stock.

3. From the fifth anniversary until the eighth anniversary of Closing, one (1) share of Class B
Preferred Stock can be converted into one (1) share of ETT Common Stock.

4. Thereafter, the Preferred Stock may not be
				redeemed.

		C.	While outstanding, the Preferred Stock shall carry
	dividend rights as follows:

1. First year, TWO PERCENT (2%) of Share Purchase
				Value.

                2.      Second year through the eighth year, SIX PERCENT
				(6%) of Share Purchase Value.

                3.      After the eighth year, none.

                Such dividend shall be paid to the holders of Preferred Stock on the anniversary of the Closing each year.

        D.      Distribution of the ETT Preferred Stock is the
		    responsibility of Accu-Tech. Accu-Tech has elected to distribute the Preferred Stock as outlined in Schedule B (attached) and hereby directs ETT to distribute the Convertible Preferred Stock due to Accu-Tech pursuant hereto in accordance with Schedule B.

	  E. 	    Accu-Tech has provided ETT complete listings and agings
		    of its payables and receivable. ETT's new subsidiary specifically is not purchasing Accu-Tech's trade receivable nor receivables from stockholders on any other receivable created prior to the date of closing. Nonetheless, ETT shall, on and after Closing, collect trade receivables on behalf of Accu-Tech. ETT shall be entitled to pay any payables of Accu-Tech, including any tax liabilities, which survive the Closing if such liabilities, including tax liabilities, constitute an actual or potential lien or encumbrance upon the Assets ("Critical Payables").

F. ETT is assuming no liabilities of Accu-Tech other than those shown on Schedule C (attached).

G. ETT specifically is not assuming any of Accu-Tech's trade payable obligations or payroll obligations, such as employee wages or payroll taxes, unpaid vacation, unpaid sick leave, medical insurance or similar obligations which were incurred prior to the date of Closing.

H. Accu-Tech hereby agrees to indemnify and hold harmless ETT and the officers, agents and affiliates of ETT from and against any trade payables, payroll obligations or any other liability of Accu-Tech arising before the Closing Date, whether or not such liability has been disclosed to ETT, unless such liability has expressly been assumed by ETT pursuant to Schedule C hereof.

I. Accu-Tech assumes responsibility for collection of the receivables and payment of all the pre-closing liabilities, and covenants to cooperate with ETT in ETT's efforts to collect such receivables. ETT's new subsidiary will deposit all funds collected from pre-closing receivables into a bank account ("Payables Account") upon which ETT and Accu-Tech have check signing authority. ETT may use its check signing authority to pay Critical Payables at any time. ETT will be reimbursed at the end of each month FIVE PERCENT (5%) of funds collected to cover the administrative costs of its efforts. ETT may draw a check in the Payables Account each month for the purpose of making this payment. Accu-Tech may use its check signing authority only to pay Accu-Tech's payables, including taxes, until such time as all payables are paid in full and shall make no payments to Shareholders.


J. ETT shall be free to hire the employees of Accu-Tech upon Accu-Tech's termination of business on the scheduled Closing Date. Employees who are hired by ETT will thereafter receive benefits comparable to those afforded to employees of TankTek, Inc.

K. The scheduled Closing Date for completion of this transaction is August 31, 1994, but may occur on another date as agreed by the parties and confirmed in writing.
	  The Closing will take place in Rahway, New Jersey or at any other mutually agreeable location.





II.     ADDITIONAL COMPENSATION

A. Accu-Tech Shareholders Anton Kurtz ad Richard Kurtz are planning on continued involvement in ETT's new subsidiary's operations. Anton Kurtz shall be engaged as a consultant. Richard Kurtz shall be hired as an employee. Joseph Ferenc will be engaged by ETT or its new subsidiary in a management position.
	  His continued involvement is considered critical to the successful operation of the Accu-Tech business by ETT and his agreement to be employed by ETT or its subsidiary is a condition precedent to the Closing of this transaction. In recognition of Joseph Ferenc's ongoing contributions, the Shareholders are entitled to receive in the aggregate, in cash, THIRTY PERCENT (30%) of the pre-tax profits generated by ETT's new subsidiary (the "Profit Incentive") for that portion of the five (5) year period ending August 5, 1999, during which Mr. Ferenc, richard Kurtz and Joseph Ferenc may be terminated only for "good cause".

B. Cash payments reflecting the Profit Incentive will be make annually after the closing of the books and records and annual audit; provided, however, that no payment shall be made for any period after the termination of employment of Joseph Ferenc; provided, however, that the Shareholders shall be entitled to receive the Profit Incentive payment throughout the five (5) year period in the event such termination is the result of Mr. Ferenc's death, disability or illness.

C. ETT's year end is May 31st. Payments due will be made no later than July 30th.

D. Schedule A outlines the distribution of the incentive earnings to the individual Shareholders.

III.  REPRESENTATIONS & WARRANTIES OF ACCU-TECH AND ITS SHAREHOLDERS

A. Accu-Tech is a New Jersey corporation duly organized and validly existing. It is in good standing under the laws of New Jersey, and is properly authorized to do business in California. It is not required to be authorized to do business in any other state. Accu-Tech has all requisite power and authority to own its properties, assets and carry on its business as now conducted.

B. Accu-Tech and its Shareholders have the power and authority to execute and deliver this agreement. The Shareholders are, together, the owners of all the issued and outstanding shares of Accu-Tech and no person, including the Shareholders, has any other interest nor has any warrant or right in any shares of Accu-Tech. This agreement is valid, binding and enforceable against the parties in accordance with its terms, except as limited by applicable bankruptcy, insolvency, reorganization, moratorium or other laws of general application relating to or affecting enforcement of creditor's rights. Accu-Tech will assist in and facilitate ETT's needs in filing all legal notices required to transfer the assets.

C. Schedule D describes all pending legal actions or proceedings existing or known to be threatened against Accu-Tech.

D. Accu-Tech has good and marketable title to all of the Assets as shown on Schedule E and the Assets are free and clear of all mortgages, pledges, liens, security interests, conditional sales contracts, charges, encumbrances and claims, except those shown on Schedule C.

E. Certain Shareholders are acquiring, via the conversion right, the Common Stock of ETT. They will acquire such common stock for investment and not with the view to or for immediate resale as the Shareholders understand the shares being offered are unregistered securities under the Securities Act of 1933. The shares are "restricted" securities within the meaning of Rule 144 of the Securities and Exchange Commission and may not be sold or disposed of other than pursuant to Rule 144.

F. Accu-Tech and the Shareholders will, at any time or from time to time after the Closing Date, upon the request of ETT, execute, acknowledge and deliver, all such further bills of sale, assignments, checks endorsements or other instruments of transfer and conveyance as may be reasonably required to confirm or better effectuate the sale, transfer, assignment or delivery of the Assets to ETT.

G. Accu-Tech has provided to ETT unaudited financial statements of Accu-Tech for the period ending December 31,1993 and April 30, 1994. Such statements are true, accurate, complete and correct and fairly set forth the financial condition of Accu-Tech as of the dates specified (attached hereto as Schedule F).

H. Attached hereto and made a part hereof as Schedule E is a brief description of all leases of real property to which Accu-Tech is now or will be a party at the Closing Date. Accu-Tech owns free and clear of any lien, mortgage, pledge, claim, encumbrance or charge or leases all of the fixtures and equipment in the structures located on such leased premises.

I. No complaints that Accu-Tech is in violation of any federal, state or local statute, law, ordinance, regulation, rule or order in the operation of its business, have been received by Accu-Tech or Shareholders and, to the best of their knowledge, none are threatened.

J. Accu-Tech has all material permits, licenses, registrations, franchises and approvals of and from all governmental authorities necessary for the operation of its business and no governmental approval is required for the sale of the Assets contemplated herein.

K. No notice, notification, demand, request for information, citation, summons, complaint or order has been issued or filed, no penalty has been assessed and no investigation or review is known by Accu-Tech or Shareholders to be pending or threatened by any governmental entity or agency (i) with respect to any alleged violation of any law, ordinance, rule, regulation or order of any governmental entity in connection with the conduct of the business of Accu-Tech and relating to a Hazardous Substance (as hereinafter defined) or (ii) with respect to any alleged failure to have any permit, certificate, license, approval, registration or authorization required in connection with the conduct of the business of Accu-Tech and relating to a Hazardous substance or (iii) with respect to any generation, treatment, storage, recycling, transportation, disposal or release of any toxic, caustic or otherwise hazardous substance, including petroleum, its derivatives, by-products and other hydrocarbons, whether or not regulated under federal, state or local environmental statutes, ordinances, rules, regulations or orders ("Hazardous
        Substance") used in connection with the business of Accu-Tech.

Accu-Tech has not handled any Hazardous Substance and mon are present on any property now or previously owned or leased by Accu-Tech, nor has Accu-Tech allowed any release thereof nor transported or allowed transport thereof to any location. There are no underground storage tanks, currently in use or abandoned, at any property now or previously owned or leased by Accu-Tech which have been used to store or have contained a Hazardous Substance.

No Oral or written notification of a release of a Hazardous Substance has been made or filed by or on behalf of Accu-Tech and no property now or previously owned or leased by Accu-Tech is listed, or proposed for listing, on the National Priorities List promulgated pursuant to any federal or state list of sites requiring investigation or clean-up.

There are no environmental liens on any Asset of Accu-Tech and to the best of Accu-Tech's and Shareholders' knowledge, no government actions have been taken or are in process which could subject any of such assets to such liens.

To the best of Accu-Tech's and Shareholders' knowledge, there have been no environmental investigations, studies, audits, tests, reviews or other analyses conducted by or which are in the possession of Accu-Tech in relation to any property or facility now or previously owned or leased by Accu-Tech.

L. Accu-Tech shall provide to ETT, prior to Closing, a summary description (including agent, carrier, limits, deductibles, premium dates in force and nature of coverage) of all policies of insurance held by Accu-Tech, including but not limited to, those concerning fire, theft, casualty and liability, as well as all self-insurance programs, including but not limited to, those concerning employee medical plans, workers compensation, disability, fire, theft, casualty and liability.

M. Accu-Tech represents and warrants that it has used the name "Accu-Tech" in connection with its services and business. Accu-Tech and Shareholders have no knowledge of any patents, trademarks, service marks, trade name, rights, copyrights or publication rights of others which materially adversely
	  affect use of this name.

N. No broker, agent, finder or other party has been retained by Accu-Tech and none is entitled to payment in connection with the transactions contemplated by this Agreement or the origin, negotiation, execution or consummation thereof.



 IV.  ETT REPRESENTATIONS AND WARRANTIES

A. ETT is a Washington corporation duly organized, validly existing and in good standing under the laws of the State of Washington and has all the requisite corporate power and authority to own its own properties and carry on its business as now being
	  conducted.

B. ETT has the power and authority to execute and deliver this agreement and the agreement is valid, binding and enforceable against ETT in accordance with its terms, except as limited by applicable bankruptcy, insolvency, reorganization, moratorium or other laws of general application relative to or affecting enforcement of creditors rights and except as enforceability may be limited by rules of equity governing specific performance, injunctive relief, other equitable remedies.

C. ETT is providing Accu-Tech and its Shareholders, the unaudited financials of ETT as of May 31, 1994 (Schedule G), and the disclosure statement dated March 9, 1994 (Schedule G).

V.      CONDITIONS OF CLOSING

There have been no material adverse change or any development involving a prospective material adverse change in the business and/or financial condition of Accu-Tech since May 1, 1994, or of ETT since June 1, 1994.

VI.     MISCELLANEOUS

        A.     Further Assurances - Each party will, on request of the
		   other, execute and deliver all instruments and documents of
	         further assurance or otherwise necessary and perform all
		   acts and things that may be required to carry out its obligations hereunder and to consummate and complete the transaction contemplated by this Agreement.

        B.     Notices - Any notice, request, instruction or other
		   document to be given hereunder by any party hereto shall be
	         in writing and shall be delivered personally or sent by
		   registered or certified mail postage prepaid, to the Shareholders of Accu-Tech addressed to them at the address set forth on Schedule A of this Agreement. If to ETT, such notice shall be addressed to George Maitland, at the address set forth on Page 1 of the Agreement or such other addresses as any party may designate by written notice to the other.

        C.     Governing Law - This Agreement shall be governed and
	 	   construed in accordance with the laws of Washington State.

        D.     Parties-in-Interest - This Agreement shall be binding on
		   and insure to the benefit of the Parties hereto, their respective heirs, administrators, executors, successors and assigns; provided, however, that this Agreement may no be assigned by any of the Parties hereto.

        E.     Entire Agreement - This Agreement is the entire agreement of
		   the Parties and supersedes ny and all prior negotiations,
               correspondence, understandings and agreements between the Parties respecting the subject matter hereof.

        F.     Waiver - Any of the terms and conditions of this Agreement
		   and any inaccuracies in any of the representations or warranties contained herein may be waived at any time and from time to time, in writing, by the parties entitled to the benefit of such terms, conditions, warranties, or representations. Such waiver shall not constitute or be deemed a waiver of any other terms, conditions or inaccuracies.

        G. Amendment - This Agreement may be amended but only by an instrument in writing executed by the Parties.

        H.     Attorneys' Fees - If suit or action is filed by any
		   party to enforce this Agreement or otherwise with respect to the subject matter of this Agreement, the prevailing party shall be entitled to recover reasonable attorneys' fees incurred in preparation for and prosecution of such suit or action as fixed by the trial court, and if any appeal is taken from the decision of the trail court, reasonable attorneys' fees as fixed by the appellate court.

        J.     Counterparts - This Agreement may be executed in two (2) or
		   more counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

        K.     Schedules - The schedules referred to in this Agreement
		   shall be the schedules described in such, initialed by the Parties and attached to this Agreement and its execution and delivery.

        L.     Integrated Agreement - The schedules which are attached
		   hereto are hereby incorporated into this Agreement of this Reference.


        SCHEDULES                    DESCRIPTION

            A                 Incentive Earnings Distribution
            B                 Convertible Preferred Stock Distribution
            C                 Assumed Liabilities
            D                 Pending Litigation
            E                 Assets Being Purchased
            F                 Accu-Tech Financials
            G                 ETT Financials and Disclosure Statement



IN WITNESS WHEREOF, the Parties have executed this Agreement as of the date first indicated.

                     ENVIRONMENTAL TESTING TECHNOLOGIES, INC.


DATED:   August     , 1994      BY:   George B. Maitland, President


                     ACCU-TECH EVALUATION SERVICES, INC.

DATED:   August     , 1994      BY:   Julie Ferenc

                     ACCU-TECH EVALUATION SERVICES, INC.
                              SHAREHOLDERS

DATED:   August     , 1994                   BY:  Joseph S. Ferenc

DATED:   August     , 1994                   BY:  Richard Kurtz

DATED:   August     , 1994                   BY:  Anton Kurtz

DATED:   August     , 1994                   BY:  Julie Ferenc

DATED:   August     , 1994                   BY:  MaryEllen Kurtz

                    MaryEllen Kurtz Personally Appeared
                    Before Me this Date, August 26, 1994


                    James M. Rixey
                    Notary Public of New Jersey
                    My Commission Expires June 13, 1998








TABLE OF CONTENTS


1.   SPECIFIED ASSET PURCHASE AGREEMENT]

2.   SCHEDULE A (Incentive Earnings Distribution Schedule) through
     SCHEDULE E

3.   ACCU-TECH EVALUATION SERVICES, INC. FINANCIAL REPORT (SCHEDULEG)

4.   ENVIRONMENTAL TESTING TECHNOLOGIES, INC.
     Income Statement - June 1994 (SCHEDULE G)

5.   UNANIMOUS WRITTEN CONSENT OF DIRECTORS TO ACTION WITHOUT A
     MEETING DATED AS OF AUGUST 24, 1994

6.   UNANIMOUS WRITTEN CONSENT OF SHAREHOLDERS TO ACTION WITHOUT
     A MEETING DATED AS OF AUGUST 23, 1994

7.   UNANIMOUS WRITTEN CONSENT OF DIRECTORS TO ACTION WITHOUT A
     MEETING DATED AS OF AUGUST 17, 1994

8.   UNANIMOUS WRITTEN CONSENT OF SHAREHOLDERS TO ACTION WITHOUT
     A MEETING DATED AS OF AUGUST 15, 1994

9.   BILL OF SALE








SCHEDULE A

INCENTIVE EARNINGS DISTRIBUTION SCHEDULE

The following employees or consultants are participants in the incentive pool on the following basis;


       Names                   1995    1996    1997    1998    1999

Anton Kurtz                     30%     30%     30%     30%     30%
Richard Kurtz                   20%     20%     20%     20%     20%
Joseph Ferenc                   50%     50%     50%     50%     50%
       Total                   100%    100%    100%    100%    100%








SCHEDULE B

CONVERTIBLE PREFERRED STOCK DISTRIBUTION

                      Number of Shares               Dollar Value

To:    Anton Kurtz         60,000                     $60,000.00

TO:    Richard Kurtz       40,000                     $40,000.00

To:    Joseph Ferenc      100,000                     $100,000.00

       Total              200,000                     $200,000.00










ACCU-TECH OFFICE EQUIPMENT                          SCHEDULE E - 1 OF 8


1.     2-486 DX 2-50 Computer
2.     1-386  25 Computer
3.     1-HP Ink Jet Color Printer
4.     2-Laser Jet II P B/W Printer
5.     1-HP Ink Jet B/W Printer
6.     1-HP DOT Matrix Printer
7.     10- Desks
8.     4-Fire Proof File Cabinets
9.     20-Regular File Cabinets
10.    1-Blue Print File Cabinet
11.    2-Equipment Cabinets
12.    20-Chairs
13.    1-19" Color TV/VHS Combo
14.    1-1992 Savin Copier
15.    1-Phone System W/9 Phones
16.    Books, Codes, Procedures
17.    5-Bookcases
18.    1-Blue Print Copier










ACCU-TECH MAGNETIC PARTICLE EQUIPMENT         SCHEDULE E - 2 of 8


1.   1-Magnaflux ANQ 4845-AC 4000 amp Stationary Unit
2.   1-Magnaflux KCH-3D 3000 amp Job Site Unit
3.   2-P-90 Magnaflux Portable Units
4.   10- Parker AC/DC ADJ Probes
5.   5-Blacks Lights









ACCU-TECH FIBER OPTIC EQUIPMENT                     SCHEDULE E - 3 OF 8



1.   3- Complete Welch Allyn fiber Optic - lease 9/93 - 9/94
     Video Inspection Systems w/20'x6mm Probes - 9/93 - 9/94
2.   1-Welch allyn 25'x6mm Probe
3.   1-Complete Olympus Fiber Optic Video - lease 1994-1997
     Inspection System w/12' Probe
4.   2-Spare 13" Monitors
5.   3-Rolling Cabinets
6.   1-8' Schott Boroscope  - bought in 1994 T.C.
7.   1-15' Schott Boroscope - bought in 1994 T.C.





The parties agree to keep the physical Olympus Systems currently in their possession, but X-Ray, Inc. agrees to assume two leases per
Schedule E identification.   June 18, 1995 (signed by George B.
Maitland)




ACCUTECH RADIOGRAPHIC EQUIPMENT                    SCHEDULE E - 4 of 8


1.   7-Amersham 660 Cameras
2.   10-Sets of Amersham Crank Assemblies
3.   8-Fully Equipped Dark Rooms (7 mobile - 1 shop)
     1 in 1994, 2 in 1992, 2 in 1993
4.   28-Survey Meters
5.   6-Dosimeters








ACCU-TECH INVENTORY OF EQUIPMENT for               SCHEDULE E - 5 OF 8
ACCU-TECH EVALUATION SERVICES, INC.
RAHWAY, NJ and MARTINEZ, CA
JUNE 1, 1994


VEHICLES

1.   1-1984 Chevy Cube Van-Dark Room
2.   1-1985 Ford Cube Van-Dark Room
3.   1-1986 Ford Cube Van-Dark Room
4.   1-1987 Ford 1-ton P/U w/ Dark Room
5.   1-1978 Ford 1-ton P/U w/ Dark Room
6.   1-1971 Ford 1-ton P/U w/ Dark Room
7.   1-1993 1-ton Chevy Diesel P/U w/ Dark Room
8.   1-1994 1-ton Chevy Diesel P/U w/ Dark Room
9.   1-1989 GMC P/U S-15
10.  1-1990 1/2-ton Chevy P/U
11.  1-1991 Oldsmobile Van
12.  1-1991 Nissan Pathfinder
13.  1-1992 Chevy S-10 P/U
14.  1-1993 Chevy S-10 P/U
15.  1-1994 Chevy S-10 P/U Extended Cab








ACCU-TECH ULTRASONIC EQUIPMENT                      SCHEDULE E - 6 OF 8


1.   1-Rohbeck "B" Scan Unit
2.   2-KBI USK-7 UT Units
3.   4-KBI USK-6 UT Units
4.   1-KBI USL-32 UT Unit
5.   1-KBI 303B UT Unit
6.   3-Panometric DL 2+
7.   3-Stress Tel T-Mike
8.   1-Sonotest "D" Meter
9.   1-Nova "D" Meter
10.  60-Various Size Transducers
11.  4-IIW Steel Blocks
12.  1-IIW Aluminum Blocks
13.  2-DSC Aluminum Blocks
14.  4-DSC Steel Blocks
15.  1-Set Titanium MIL-STD Blocks
16.  2-Sets Aluminum MIL-STD Blocks
17.  2-Sets Steel MIL-STD Blocks
18.  1-Navships Cal Block
19.  Various Size and Mat Step Wedges








ACCU-TECH SAFETY EQUIPMENT                         SCHEDULE E - 7 OF 8


1.   12-Harnesses
2.   2-Sniffer for Tanks
3.   10-Fire Extinguishers
4.   6-Respirators
5.   4- Ladders
6.   12-Safety Belts w/ Lanyards
7.   24-Nomex Suits
8.   12-Quartz Lights








ACCU-TECH SHOP EQUIPMENT                          SCHEDULE E - 8 OF 8


1.   1-Shop Dark Room
2.   1-Band Saw
3.   1-Miller ARC Welder
4.   1-Miller MIG Welder
5.   5-Matabo Power Grinders
6.   2-Granite Lab Tables
7.   1-Snap-on Rolling Tool Box
8.   Various Hand Tools
9.   Various Air Tools
10.  Various Vehicle Maintenance Tools & Equipment








SCHEDULE C

ASSUMED LIABILITIES



Leases                        Amt/Mo.       Pay-off Date     Pay-off @
7/31/94

1990 Chevy P/U               $395.00           6/95
1991 Olds Silhouette Van      407.21           1/95
1991 Nissan Pathfinder        398.89           7/95
1992 Chevy S-10 P/U           280.36           8/96
1993 Chevy S-10 P/U           288.20           7/97
1992 Chevy Diesel P/U         603.73           11/96
1994 Chevy Diesel P/U         552.80           2/98
1994 Chevy S-10 P/U

Olympus Video Probe System    1,018.00         12/96
Olympus Video Probe System    1,361.00         1/97
Olympus Video Probe           1,024.08         3/96
Welch Allyn Video             3,558.99         11/94
Probe Systems

                                        Buy Out Date
Computer - $114.02/Mo.                        9/95
Computer - $124.77/Mo.                        6/96
Telephone System - $113.60/Mo.                3/97

Summit Equipment Loan - Balance $18,333.35
               $555.55/Mo. Plus Interest

Copier - $145.10/Mo.                          7/97
Radios - $201.00/Mo.                          4/96


The Company has facility leases that are assignable to the new
Companies. The New Jersey lease expires May 15, 1997 and has a fixed monthly lease payment of $2,436.10.

The California lease expires January 6, 1995 and has a fixed monthly lease payment of $400.00.

Copies of the leases are attached.








SCHEDULE D

PENDING LITIGATION AGAINST ACCU-TECH


None.


BY:                             August 25, 1994
    Joseph Ferenc

BY:                             August 25, 1994
    Richard Kurtz

BY:                             August 25, 1994
    Anton S. Kurtz
    Julie Ferenc