Form 10KSB/A
period 1997-05-31
ENVIRONMENTAL TESTING TECHNOLOGIES INC
filed 1997-11-03
CIK 768153

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                          FORM 10-KSB/A

(Mark One)
x    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
     THE  SECURITIES EXCHANGE ACT OF 1934
     [Fee Required]

     For fiscal year ended May 31, 1997

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. 		Yes ____	No __X___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year:  $1,844,021.00

Aggregate market value of voting stock held by non-affiliates: $NONE

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
LAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

               Yes ______   No ___X___

The number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 1997: 1,663,315 shares.

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

During the year of operations ended May 31, 1997, ETT:X-Ray, Inc.,("X-Ray") and TankTek, Inc. were the only operating subsidiaries of the company producing revenue. During the year ended May 31, 1996, in addition to ETT:X-Ray, Inc. and TankTek, Inc., Accu-Inspect, Inc. produced revenue until it was sold in July 1995.

BANKRUPTCY PROCEEDING; PLAN OF REORGANIZATION

In August 1993 ETT filed a voluntary petition in bankruptcy. Under the plan of reorganization, which was approved in May 1994, the Company refocused its revenue producing operations consisting of nondestructive testing and above-ground storage tank examinations.

Under the plan of reorganization ETT's unsecured debts were converted into Redeemable Preferred Stock at $.25 on the dollar payable out of future earnings with a minimum annual redemption payment of $21,235. The preferred stock is convertible into shares of common stock representing 51% of the Company's outstanding stock in the event the Company fails to meet the mandatory redemption provisions. The Company's common shares and outstanding warrants were canceled completely in exchange for options to purchase new shares of Common Stock at $.05/share. ETT raised $568,657 through the exercise of these options which expired June 1, 1994. In May 1995, the Company's Board of Directors authorized a 1 for 10 reverse stock split.

ETT elected not to make the first three preferred stock redemption payments which became due on August 31, 1995, 1996 & 1997. Under terms of the preferred stock agreement, upon 30 days notice the redeemable preferred stock is convertible into shares of common stock representing 51% of the outstanding common stock of ETT. The preferred stockholders have not exercised their right to convert the preferred stock and management intends to make the required redemption payment when cash is available.

ETT-X:RAY, INC.

ETT:X-Ray, Inc. performs nondestructive testing of metals and other materials for the petrochemical, construction, aerospace, maritime and other industries. ETT:X-Ray employs a variety of testing methods using radiographic, ultrasonic, magnetic particle, liquid penetrant, eddy current and visual inspection techniques. These services are generally performed on a bid basis and ETT:X-Ray is qualified for major contracts with both the government and the private sector. Inspections are performed on military projects and other government projects for private contractors as well as the private sector itself. ETT:X-Ray's revenues for the fiscal years ended May 31, 1997, and 1996 totaled $1.379 million for 1997 and $1.461 million for 1996.

TANKTEK, INC.

TankTek, Inc. provides engineering assessments and related testing services to owners of above-ground storage tanks holding hazardous materials, principally petroleum and chemical products. These services are marketed nationally.

TankTek's business emphasis is on providing engineering services which allow tank owners to continue using their tanks in compliance with the American Petroleum Institute Standard 653 (API 653). API 653 sets forth the industry standards for above-ground storage tank inspection, repair, alteration and reconstruction needs. TankTek's revenues for the fiscal years ended May 31, 1997 and 1996 totaled $.465 million for 1997 and $.440 million for 1996.

ACCU-INSPECT, INC.

In August 1994, ETT formed a new subsidiary and subsequently acquired certain assets of Accu-Tech, a nondestructive testing company with offices in New Jersey and California. Due to significant operating losses incurred in its year ended May 31, 1994, $.280 million on revenues of $1.317 million, ETT elected to sell all the operating assets of Accu-Tech, Inc. in exchange for notes and the return of 100,000 shares of Convertible Preferred Class B Stock. ETT recognized a gain of approximately $44,000.00 on the sale in June 1995, and could realize additional gains as payments on the $202,000.00 notes are made.
However, there is pending litigation and realization of the notes, if any, is unknown.

NORTH AMERICAN INSPECTION, INC.

In April 1995, ETT agreed to merge with North American Inspection, Inc.
(NAII) and provided financial assistance to NAII until the merger was abruptly terminated by NAII in July 1995. All advances made by ETT have been repaid.

ETT has commenced legal action against NAII and its officers and stockholders seeking contractual damages resulting from termination of the merger. The ultimate outcome of the litigation is not known.

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

TankTek signed an agreement with Millstrong, LTD of Great Britain in 1995 granting TankTek exclusive distribution rights to the petrochemical industry for Millstrong's patented equipment in exchange for a requirement to purchase a certain number of units. TankTek then revised its basic business to include Millstrong equipment as a principle technology advantage. Due to the complications of the North American merger termination, TankTek was forced to abandon its exclusive relationship with Millstrong in September 1995.

BUSINESS STRATEGY

As with most service-oriented business, local service is generally more acceptable and less costly to the customer than long distance service calls. Continued application of this strategy to the Engineering/nondestructive service business is ETT's basic business plan. ETT corporate objective is to become the major provider of engineering services to the petro-chemical industry on a national scale in the specialized markets of API 653 and API 570 Compliance. By having strategically located offices in tank concentrated areas, ETT can become the most cost-effective supplier of specialized services and hence a major provider.

The acquisitions of both Accu-Tech, Inc. and North American Inspection, Inc. were directed at providing the local service concept described above; however, these mergers did not achieve the desired results. The Company retrenched but has not abandoned the local service concept. In pursuit of its objectives, in July 1997, the Company agreed to acquire tank lifting equipment and patent rights owned by Worldwide Tank Services, Australia, Pty, LTD (WWT). The $100,000.00 purchase price consists principally of ETT Stock WWT has moved into ETT's Seattle office and TankTek is successfully marketing the WWT technology to its existing customer base.

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

This strategy is being executed in two ways - acquiring, training and retaining personnel who can provide the services' and by keeping the company's technical capability on the leading edge. WWT tank lifting technology offers a cost effective, time saving alternative to the current methods of correcting settlement and secondary containment problems with above-ground storage tanks.

ETT does not have a current customer that represents more than 10% of its anticipated revenue.

EMPLOYEES

ETT employs 20 technical, clerical, and managerial personnel, including 19 full time employees.

Item 2 - Description of Property

At May 31, 1997, ETT had the following properties under a long term lease:

     Office and laboratory in Seattle, WA at annual rent of $33,374.88 through 2001.

Management believes that the facility is adequate for the Company's current needs.

Item 3 - Legal Proceedings

The Company is not a party to any pending legal proceedings except the litigation filed by the Company against North American Inspection, Inc., its Officers and Owners, and the litigation filed by the former owners of Accu-Tech, Inc. against the Company.

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

At October 9, 1997, there were approximately 423 record holders of the Company's Common Stock.

Item 6 - Management's Discussion and Analysis or Plan of Operations

OVERALL DISCUSSION

As of May 31, 1997, the Company composed of Environmental Testing Technologies, Inc. with its two operating subsidiaries, ETT:X-Ray, Inc. and TankTek, Inc. is engaged in two primary business segments: nondestructive testing and inspection of materials, and providing engineering condition assessment services to owners of above-ground petrochemical storage tanks, piping and pressure vessels.

In June 1995, ETT sold its New Jersey based company, Accu-Inspect, Inc. to a former owner of Accu-Tech Evaluation Services, Inc., and in July 1995 North American Inspection terminated the merger agreement with ETT.

While both the Accu-Inspect, Inc. and North American Inspection, Inc. mergers resulted in failure, the design of the mergers was strategic alliances consistent with the Company's growth plans for establishing base operations near petrochemical industry centers of operation.

The Company recognizes the need for new capital infusion and is actively pursuing additional services of funding to further its corporate objectives as explained in the Plan of Reorganization. See Item 1 - Description of Business and Liquidity and Capital Resources, following.

RESULTS OF OPERATIONS

FOR THE FISCAL YEAR ENDED 5/31/97 COMPARED TO FISCAL YEAR
ENDED 5/31/96.

OPERATING LOSS ANALYSIS

For the two years ended May 31, 1997 and 1996, operating losses were $72,572 and $256,451. The causes for the decrease in losses are discussed separately by the following comments under Revenue Analysis, Cost of Sales, Gross Profit Analysis, Selling, General and Administrative Expenses, and Research and Development Expense Analysis sections.

REVENUE ANALYSIS

Nondestructive testing is testing an object without destroying it. This allows the item inspected to either pass or fail a given standard. The standard for pass or fail is developed by customers', management, engineering or production departments.

Petroleum Engineering Services may use inspection data to evaluate pass or fail tanks and piping, but is largely involved in making specific engineering corrections or recommendations that allow the client to bring the tank or system into compliance with the American Petroleum Institute Standards for its continued use.

Revenues by lines of business for the years ended May 31, 1997 and 1996 consisted of the following.

          Revenues       	               1997            1996

          Nondestructive Testing      	$1,378,588     $1,484,233
          Petroleum Engineering Services     465,432        440,245
          TOTAL                       	$1,844,021     $1,924,478

Nondestructive testing revenues decreased from $1,484,233 in 1996 to $1,378,588 in 1997. The overall decrease was approximately 7% with the loss of Accu-Inspect, Inc. revenues from $21,572 in 1996 to zero in 1997 accounting for 25% of the reduced volume levels. There is no specific known reason for the remaining decrease.

Petroleum engineering services increased from $440,245 in 1996 to $465,432 in 1997. This is only a slight increase of 5.7% with no identifiable reason.

COST OF SALES/GROSS PROFIT ANALYSIS

Cost of sales and the resulting gross profit for the year ended May 31, 1997, were $1,264,376 and $579,645, or a gross profit of 31% on revenues. For the year ended May 31, 1996, the cost of sales and gross profit were $1,476,580 and $447,898, or a gross profit of 23% on revenues.

The gross profit percentage increase of 8% from 23% in 1996 to 31% in 1997 was directly attributable to improvement in the nondestructive testing segment improved labor efficiencies.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES ANALYSIS

Selling, general and administrative expenses decreased from $704,349 in 1996 to $652,217 in 1997 The $52,132 reduction in expenses was attributable to lower bad debt expenses and reduced travel costs associated with concentrating on the local market rather than national sales presentations efforts in 1996.

OTHER EXPENSE ANALYSIS

Other operating expenses of $175,558 in 1996 increased 12% to $197,413 in 1997. Other expenses principally consist of interest; however, due to late payments to vendors, late penalties and fees of $19,154 were incurred in 1997 and account for most of the expense increase.

The Company has no knowledge of known trends, events, or uncertainties which could reasonably be expected to adversely effect revenues, costs or profits in the future.

CASH FLOW ANALYSIS

Net changes in cash provided <used> in operating activities were $42,934 in 1996 and <$76,676> in 1997. The most significant component of this $119,610 change was the change from a net income of $15,169 in 1996 to a net loss of <$269,985> in 1997. The other significant item is the reduction of accounts receivable, accounts payable and accrued liabilities that were caused by the sale of Accu-Inspect, Inc. assets.

Net cash flows <used> in investing activities changed from $323,371 in 1996 to <$15,339> in 1997. This $338,710 change was principally due to collection of advances originally made to complete the North American Inspection, Inc. merger.

Net cash provided <used> from financing activities went from <$372,520> in 1996 to $85,571 in 1997, with the principal change attributable to repayment of loans made to or attributable to North American Inspection, Inc.'s defunct merger agreement.

LIQUIDITY AND CAPITAL RESOURCES

The working capital position of the Company has been under heavy pressure for several years. The working capital has been negative for each of the last two years.

                                           	 1997             1996

     Current Assets                              282,721        262,087
     Current Liabilities                       1,173,468        716,861
          Negative Working Capital              <890,747>      <454,774>

As discussed in Note 2 to the consolidated financial statements, the Company filed a voluntary petition of reorganization under Chapter 11 of the Federal Bankruptcy Code in United States Bankruptcy Court on August 10, 1993. This event and the resulting operating losses of $269,985 in 1997, $339,725 in 1995 and $158,668 in 1994 and as of May 31, 1997, a
stockholders deficit of $834,934 and a working capital deficit of $890,747 raises substantial doubt about the Company's ability to continue as a going concern.

The continuation of the Company as a going concern is contingent upon, among other things, the ability to achieve satisfactory levels of future earnings and liquidity. Management has taken a number of actions to expand the Company's services into the testing of aboveground tank, primarily for the petroleum industry.

The Company's first two acquisitions were not successful and for the past two years the Company has been operating closer to home while assessing the best way to continue its strategic plan for growth. In July 1997, the Company acquired assets of Worldwide Tank Services of Australia and has recently started operations. These services are compatible with TankTek's current business and consistent with its long term plans for strategic acquisitions and internal growth.

Management believes that the continued execution of its plans for strategic acquisitions and internal growth will provide sufficient liquidity for the Company to continue as a going concern. However, there are no assurances that these objectives can be attained. Accordingly, the attached consolidated financial statements do not include any adjustments related to the recoverability that might be necessary should the Company be unable to continue as a going concern.

The Company intends on seeking new capital, both from borrowings and new equity securities issuance's that will provide funds needed to fully implement its business plan and objectives of providing API 653 engineering services and non-destructive testing services to the national petrochemical industry. The Company needs for new capital, working capital, and for equipment are significant particularly to continue to develop the Petroleum engineering services business contemplated in its business plan.

While the Company has shown substantial liquidity depletion over the past years, the Company recognizes it needs additional funds to fully implement its business plan and fully intends on securing new debt and equity financings. If adequate capital is not available on a timely basis, the Company will not be able to pursue its corporate objectives, and may be required to reduce its operations.

Item 7 - Financial Statements

The consolidated financial statements for the years ended May 31, 1997 and 1996 are filed as part of this Annual Report on Form 10-KSB.

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On September 18, 1997, the Board of Directors of ETT engaged the accounting firm of Williams and Webster as independent accountants for the Registrant to do the audits for the fiscal years 1996 and 1997. The Company did not have any disagreements with its former auditor, BDO Seidman, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of BDO, would cause it to make reference to the subject matter of the disagreement in connection with its report.


Form 8K was filed and is an exhibit to this Form 10KSB.

PART III

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The following table sets forth certain information concerning the directors and executive officers of ETT.

                                                       Principal
Occupation
                                                       During Past Five
Years
Name and Age                  Positions Held           and Certain Other
Directors                          (3)                 Directorships
------------------------------------------------------------------------
Gene Basile, 62               Director, ETT

Gene Basile became a director of ETT in January 1994, and chairman of the board & CEO in May 1995. From 1992-1993, Mr. Basile served as Senior Consultant for Professional Services Industries, Inc., as well as serving as Chairman of the Board of Associated Testing from June 1992 through January 1994. Since January 1994 Mr. Basile has also served on the Board of Directors of Professional Engineering and Inspection Company, a materials inspection company. Between 1971 - 1991, Mr. Basile held various positions with U.S Testing, Inc., including the position of CEO from 1987 - 1991. Each of these companies performed nondestructive testing services similar to ETT:X-Ray, except on a national basis. Mr. Basile achieved a BS and MBA degree in Engineering in 1960 and 1964, respectively.

Lee G. Connel, 72             Director, ETT
                              President/Director, ETT:X-Ray

Lee G. Connel was reappointed President of ETT:X-Ray in 1993. Prior to that time, Mr. Connel held the office of Vice-President of X-Ray beginning 1991 and from 1965 to 1991 served as President of X-Ray. Mr. Connel also serves of the Board of Directors of ETT:X-Ray. In addition to his position with ETT:X-Ray, Mr. Connel has managed his own business as a professional consulting engineer from 1965 to the present.

Michael B. LaVigne, 40         Director, ETT

Michael B. LaVigne has served as a Director of ETT since December 1991. From 1991 to 1993, Mr. LaVigne was self employed as a business consultant. In 1993 he began as President of Northwest Capital, Inc., an investment banking firm. In March 1997 Mr. LaVigne began as Chairman and CEO of Global Leisure, Inc.

Michael C. McPherson, 45	 Director, ETT

Michael C McPherson has served as director of ETT since November 1991. From 1991 to the present, Mr. McPherson has served as a principal with The Investment Co. in San Francisco, California, dealing in financial and investment consultation.

George B. Maitland, 59         Director, ETT
                               President & CFO, ETT

George B. Maitland has served in various executive positions with
ETT since December 1991.
___________

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



Summary Compensation Table

                          Annual Compensation
------------------------------------------------------------

Name and
Principal Position  Year    Salary    Bonus    Compensation
------------------------------------------------------------
Gene Basile, 	  1997    $33,000     0           0
   CEO - ETT	  1996    $36,000     0           0
		        1995    $36,000     0           0

George B. Maitland, 1997    $75,000     0           0
   President
   VP of Finance    1996    $75,000     0           0
		        1995    $60,000     0           0
============================================================
Long-Term Compensation
------------------------------------------------------------
                                       Awards Payouts
                                   ---------------------
                                       LTIP     All Other
Name                Year   Options   Payouts   Compensation
------------------------------------------------------------
Gene Basile, 	  1995      0         0             0
   CEO - ETT
George B. Maitland, 1995      0         0             0
   President
   VP of Finance
============================================================

STOCK OPTIONS

The following table sets forth certain information concerning exercises of stock options pursuant to ETT's stock option plans by the named executive officers during the year ended May 31, 1995, and stock options held at year end.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND YEAR END OPTION VALUES

                                       Number of Shares            Value of
Unexercised
Acquired on   Value    Options at Year End       Options at Year End(1)
Name         Exercise    Realized ----------------------------------------------
---
                           (1)    Exercisable Unexercisable  Exercisable
Unexercisable
--------------------------------------------------------------------------------
---
Gene Basile       128,000    0           0     	     0             0          0
Lee G. Connel        0       0      300,000          0             0          0
Michael McPherson    0       0       20,000          0             0          0
Michael LaVigne      0       0       20,000          0             0          0

(1) On May 31, 1995, the Company's Common Stock was not trading. For purposes of the table, the value was considered the value of the Stock Options of $.50 per share. As defined the Plan of Reorganization Market price the same value. (The shares reflects the 10:1 reverse split approved in May 1995).

EMPLOYMENT AGREEMENTS
None

Compliance with Section 16(a) of the Securities Exchange Act

Under the federal securities laws, the Company's directors and executive officers, and any persons holding more than 10% of the Company's Common Stock are required to report their initial ownership of the Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and the Company is required to disclose in this Annual Report on Form 10-KSB any failure to file by these dates.
To the Company's knowledge, none of the people owning 10% or more of the Company's outstanding Common Stock have reported their initial ownership of the Common Stock. The Company is not aware of any subsequent changes in that ownership. The Company has informed each of the following named individuals of their obligation to file the require report. Mr. George B Maitland, Mr. Gene Basile and Mr. Floyd Hambleton are the only shareholders with 10% or more in actual ownership. Mr. Lee G. Connel, and Mr. Raymond Hand could each own 10% or more of the outstanding Common Stock if they exercise their stock options. In making these disclosures, the Company has relied solely on written representations of its directors and executive officers in copies of the reports that they have filed with the Commission.

Item 11 - Security ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding ownership of Common Stock of the Company as of October 10, 1997, by (i) each director of the Company, (ii) each named executive officer, (iii) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock of the Company, and (iv) all directors and executive officers as a group. Where beneficial ownership was less than one percent the percentage is not reflected in the table.

                                             Share of Common Stock
                                          and % of Class Beneficially
  Directors                              Owned on October 10, 1997(1)(2)
------------------------------------------------------------------------
  George B. Maitland,
      Director and President                      403,620        (17.4%)
  Gene Basile, Director and CEO                   300,000        (12.9%)
  Lee G. Connel, Director &
    President, ETT:X-Ray, Inc.                    400,000        (17.3%)
  Michael LaVigne, Director                          20,000        (
 .9%)
  Michael McPherson, Director                      95,000        ( 4.1%)

  5% Shareholders

  Floyd Hambleton                        	        140,000        ( 6.0%)
  Raymond Hand                                    300,200       (12.95%)

  All Directors and Officers as a Group         1,200,620        (51.8%)

(1) Unless otherwise indicated, beneficial ownership reflects sole voting power and sale disposition power and options exercised within 60 days.

(2) Assumes all directors and executive officers options and warrants are exercised for a total outstanding shares of 2,318,316.

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

In 1994, with the confirmation of the Plan, the payable was converted to preferred stock. Additionally, the debt was converted to a term note which bears interest at 9% and is payable at $3,000 per month plus accrued interest. At May 31, 1997 the balance due on the stockholder note was $141,252.00.

Item 13 - Exhibits and Reports on Form 8-K

     (a)       Exhibits:	None

(b) Reports on Form 8-K August 15, 1997 amended to October 13, 1997.

(c) Consolidated Financial Statements - Years ended May 31, 1997 and 1996

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this _________________________.

ENVIRONMENTAL TESTING TECHNOLOGIES, INC.


                       By:   S/S LEE G. CONNEL, DIRECTOR

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this _______________________________.

Signature                                         Title

Principal Financial Officer and  			GB MAITLAND
Principal Accounting Officer:   		  George B. Maitland
                                         [Chief Financial Officer]


ENVIRONMENTAL TESTING TECHNOLOGIES, INC.

Consolidated Financial Statements
Years Ended May 31, 1997 and 1996


CONTENTS


						PAGE

Independent Auditor's Report					1

Consolidated Balance Sheets as
of May 31, 1997 and 1996					2

Consolidated Statements of Operations
for the years ended May 31, 1997 and 1996			3

Consolidated Statements of Changes
in Stockholders' Equity for the Years
ended May 31, 1997 and 1996					4

Consolidated Statements of Cash Flows
for the years ended May 31, 1997 and 1996			5

Notes to Consolidated Financial Statements		6-1

Exhibit

WILLIAMS & WEBSTER, P.S.
Independent Auditor's Report


We have audited the accompanying consolidated balance sheets of Environmental Testing Technologies, Inc. as of May 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended may 31, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards, Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Environmental Testing Technologies, Inc. as of May 31, 1997 and 1996, and its consolidated statements of operations, changes in stockholders' equity and cash flows for the two years ended May 31, 1997 and 1996, in conformity with generally accepted accounting principles.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, Environmental Testing Technologies, Inc. filed a voluntary petition of reorganization under Chapter 11 of the Federal Bankruptcy Code in United States Bankruptcy Court on August 10, 1993. This event and the working capital deficity of $890,747 raise substantial doubt about the company's ability to continue as a going concern. The continuation of the Company as a going concern is contingent upon, among other things, the ability to achieve satisfactory levels of future earnings and liquidity. Management's plans concerning these matters are also described in Note 2. The Company also is at risk relating to unresolved litigation and unpaid liabilities from foreclosure on a subsidiary. These uncertainties are described in Note 9. The consolidated financial statements do not include any adjustments that might result ferom the outcome of these uncertainties.

Williams & Webster, P.S.
Certified Public Accountants
October 3, 1997

ENVIRONMENTAL TESTING TECHNOLOGIES, INC.
Consolidated Balance Sheets as of May 31, 1997 and 1996




 ASSETS



 May 31,
 May 31,

 1997
 1996
CURRENT ASSETS


    Cash
  $          -
 $           6,444
    Accounts receivable - trade, net of allowances


        for doubtful accounts of $20,644 and $21,966
  247,684
  210,468
    Other current assets
  35,037
  45,175
        Total current assets
  282,721
  262,087



PROPERTY PLANT AND EQUIPMENT


    net of accumulated depreciation


    of $1,932,241 and $1,794,324
  440,774
  578,691



OTHER ASSETS
  18,548
  3,009



TOTAL ASSETS
$        742,043
 $       843,787






 LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES


    Line of credit
  $      175,679
  $      141,592
    Accounts payable
  250,778
  298,867
    Accrued liabilities
  142,500
  123,373
    Current portion of long-term debt
  604,511
  153,029
        Total current liabilities
  1,173,468
  716,861



LONG-TERM DEBT


    net of current portion
  226,551
  547,917



COMMITMENTS AND CONTINGENCIES
 -
 -



    TOTAL LIABILITIES
  1,400,019
  1,264,778



REDEEMABLE PREFERRED STOCK
  176,958
  176,958



STOCKHOLDERS' DEFICIT


    Class B preferred stock 1,800,000 shares authorized,


        100,000 shares issued and outstanding
  100,000
  100,000
    Common stock; no par value; 10,000,000 shares


        authorized; 1,663,315 and 1,535,315 shares issued
  677,557
  644,557
        and outstanding


    Accumulated deficit
  (1,612,491)
  (1,342,506)
        Total Stockholders' Deficit
  (834,934)
  (597,949)



TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT
  $      742,043
  $      843,787

ENVIRONMENTAL TESTING TECHNOLOGIES, INC.
Consolidated Statements of Operations For the Two
Years Ended May 31, 1997 and 1996


 May 31,
 May 31,

 1997
 1996



SALES
  $ 1,844,021
  $ 1,924,478



COST OF SALES
  1,264,376
  1,476,580



Gross Profit
  579,645
  447,898



OPERATING EXPENSES


    Selling, General and Administrative Expenses
  652,217
  704,349



OPERATING LOSS
  (72,572)
  (256,451)



OTHER EXPENSE


    Interest expense
  (178,259)
  (206,948)
    Other expense
  (19,154)
 -
    Other income
 -
  31,390
        Total Other Expense
  (197,413)
  (175,558)



NET LOSS, from continuing operations before


     extraordinary item
  (269,985)
  (432,009)



DISCONTINUED OPERATIONS


     Gain on disposal of Accu-Inspect, Inc., and


X-Ray, Inc.
 -
  277,178



EXTRAORDINARY ITEM


     Gain on tax settlement
 -
  170,000



Net (Loss) Income
 $  (269,985)
 $       15,169



NET (LOSS) INCOME PER SHARE


     Loss before discontinued operations and


     Extraordinary item
$        (0.18)
$        (0.29)
     Gain from discontinued operations
  -
  0.19
     Extraordinary item
  -
  0.11



Net (Loss) Income Per Share
$       (0.18)
$         0.01



WEIGHTED AVERAGE SHARES
OUTSTANDING
  1,535,315
  1,463,315




ENVIRONMENTAL TESTING TECHNOLOGIES, INC.
Statement of Changes in Stockholders' Equity For the
Two Years Ended May 31, 1997 and 1996


Class B

 Additional

 Total

Preferred Stock
 Common Stock
 Paid-in
 Accumulated
 Stockholders'

Shares
 Amount
 Shares
 Amount
 Capital
 Deficit
 Deficit








Balances at May 31, 1995
  200,000
 $ 200,000
  1,463,315
 $ 608,557
-
  $(1,357,675)
 $ (549,118)








Redemption of preferred stock
(100,000)
(100,000)




  (100,000)








Issuance of common stock







     upon exercise of options


  72,000
  36,000


  36,000








Net income





  15,169
  15,169








Balances at May 31, 1996
100,000
100,000
  1,535,315
  644,557
-
  (1,342,506)
  (597,949)








Issuance of common stock







     upon exercise of options


  128,000
  33,000


  33,000








Net loss





  (269,985)
  (269,985)








Balances at May 31, 1997
  100,000
  $100,000
  1,663,315
  $677,557
-
 $ (1,612,491)
 $ (834,934)

ENVIRONMENTAL TESTING TECHNOLOGIES, INC.
Statement of Cash Flows for the Two Years
Ended May 31, 1997, 1996 and 1995


May 31,
May 31,

1997
1996
CASH FLOWS FROM OPERATING ACTIVITIES


	Net (loss) income
$  (269,985)
$  15,169
	Adjustments to reconcile net (loss) income to


	cash provided by (used in) operating activities:


	Depreciation
141,917
155,469
	Issuance of common stock for consulting services
33,000
36,000
	Change in assets and liabilities:


	Accounts receivable (increase) decrease
37,216
324-831
	Other current assets (increase) decrease
10,138
(6,018)
	Accounts payable increase (decrease)
(48,089)
(271,417)
	Accrued liabilities increase (decrease)
19,127
(211,100)





NET CASH FLOWS PROVIDED (USED) FROM


	OPERATING ACTIVITIES
(76,676)
42,934



CASH FLOWS FROM INVESTING ACTIVITIES


	(Increase) decrease in other receivables
-
186,413
	(Increase) decrease in other assets
(15,339)
136,958



	NET CASH FLOWS (USED)


		FROM INVESTING ACTIVITES
(15,339)
323,371



CASH FLOWS FROM FINANCING ACTIVITIES


		Proceeds from long-term debt
225,000
230,651
		Increase (decrease) in line of credit
34,087
(380,860)
		Payments on long-term debt
(29,161)
(79,078)
		Payments on capital leases
(144,355)
(143,233)



	NET CASH FLOWS PROVIDED (USED)


		FROM FINANCING ACTIVITES
85,571
(372,520)



	TOTAL INCREASE (DECREASE) IN CASH
(6,444)
(6,215)



	CASH AT BEGINNING OF YEAR
6,444
12,659



	CASH AT END OF YEAR
$                    -
$        6, 444
</TABLE

Notes to Consolidated Financial Statements


NOTE 1 - NATURE OF BUSINESS

Environmental Testing Technologies, Inc. (formerly Peripheral Systems,
Inc.) ("ETT or "the Company") is engaged in nondestructive testing of materials for customers primarily in the aerospace, construction and petrochemical industries and provides condition assessment services to owners of aboveground petrochemical storage tanks, piping and pressure vessels. The Company's services are marketed nationally.

As discussed further in Note 2 to the consolidated financial statements, on August 10, 1993, the Company filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code.
The Company's plan of reorganization became effective on May 31, 1994 and in conjunction with that plan the Company changed its name to Environmental Testing Technologies, Inc. and was reincorporated under the laws of the state of Washington.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries: ETT: X-Ray, Inc. and TankTek, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost and is depreciated using the straight-line method over estimated useful lives of 3 to 10 years for vehicles and equipment and 15 to 18 years for leasehold improvements. Expenditures for repairs and maintenance which do not extend the useful life of the related asset are expensed as incurred.

CREDIT RISK AND SIGNIFICANT CUSTOMERS

The Company performs credit evaluations of its customers and maintains allowances for potential credit losses. For the years ended May 31, 1997 and 1996, no customer accounted for more than 10% of the Company's consolidated annual revenues and no supplier accounted for more than 10% of the Company's consolidated purchases.

INCOME TAXES

Deferred taxes are provided for temporary differences in the basis of assets and liabilities for book and income tax reporting purposes. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized. Since the Company cannot determine that it is more likely than not that a deferred tax asset will be realized, a 100% valuation allowance was recorded.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.




NOTE 2 - GOING CONCERN AND BANKRUPTCY

The Company's financial statements have been presented on a going-concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected by significant losses from operations and the Company's prior funding of research and development efforts, which have resulted in cash flow difficulties.

The Company has reported a loss of $269,985 for the year ended May 31, 1997, and as of that date a stockholders' deficit of $834,934 and a working capital deficit of $890,747. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company filed a voluntary petition for reorganization under Chapter
11 of the Federal Bankruptcy Code in United States Bankruptcy Court on
August 10, 1993. Pursuant to a Plan of Reorganization (the Plan) which became effective on May 31, 1994, all common stock issued and outstanding as well as outstanding warrants for the purchase of common stock were canceled. Stockholders of record as of May 31, 1994 were issued options to purchase 3,300,000 shares of new common stock for $.50 per share. The options expired on June 1, 1994. A total of 977,315 shares of common stock were issued for $478,657 and the Company's president received 400,000 shares in exchange for equipment valued at $90,000. In addition, a stockholder and certain members of management were granted warrants for the purchase of 1,401,000 shares of common stock for $.50 per share.

Pursuant to the Plan, unsecured debt amounting to $707,830 was converted to 176,958 shares of nonvoting preferred stock. The preferred stock does not provide for dividends, however, redemption at $1.00 per share at an annual rate equal to the greater of 5% of the Company's annual net income or 12% of its initial face value is required. The preferred stock is convertible into shares of common stock representing 51% of the outstanding common stock of the Company in the event that the Company fails to meet the mandatory redemption provisions (see Note 13).

MANAGEMENT'S PLANS ARE SUMMARIZED AS FOLLOWS:

Management has taken a number of actions to expand the Company's services into the testing of aboveground tanks, primarily for the petroleum industry. Management intends to seek new capital, both from borrowings and new equity securities issuances that will provide funds needed to make strategic acquisitions or fund internal growth and fully implement its business plan of providing API 653 engineering services and non-destructive testing services primarily to the petrochemical industry. (API 653 services relate to the inspection and certification for continued use of above-ground storage tanks.) The Company's needs for new capital, working capital, and equipment to continue to develop the petroleum engineering services business contemplated in its business plan are significant.

Management believes that the continued execution of its plans for strategic acquisitions and internal growth will provide sufficient liquidity for the Company to continue as a going concern. There are no assurances that these objectives can be attained or that the Company will be able to meet the conditions of the Plan. Accordingly, the consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. (Also, see Note 9 regarding commitments and contingencies.)


NOTE 3 - LONG TERM DEBT

Long term debt at May 31, 1997 and 1996 is as follows:

	 1997  		  1996

Note payable to bank, collateralized by
equipment, due in monthly installments
of $6,863 including interest at prime
plus 1.50%, due August 31, 1996.			$    -	$   13,725

Capital lease obligations, collateralized
by equipment, various amounts payable
monthly plus interest ranging from 12.67%
 to 36.00%.  The majority of the lease
obligation amounts are guaranteed by three
officers of the Company.				314,123	   161,570

Note payable to preferred stockholder,
collateralized by the stock of ETT: X-Ray,
Inc. and Tank Tek, Inc., due in monthly
installments of $3,000 plus accrued
interest at 9%, maturing October 23, 1997.	141,252	   153,538

Note payable to a financing company,
collateralized by equipment, due in 24
monthly installments of $2,432 including
interest at 16%, with a remainder due in a
balloon payment, maturing June 10, 1997.		97,040	   100,190

Note payable to Merrill Lynch, guaranteed
by a director, collateralized by all assets
of the Company, with interest at Merrill
Lynch's rate plus 8%, full balloon payment
maturity in November 1997.				200,000	   200,000

Note payable to a former officer, unsecured,
due in monthly installments of $2,500,
including interest at 10%.				 78,646	    71,923
	 831,061		 700,946

Less amount due within one year:		     (604,511)	  (153,029)

     $ 226,550	  $ 547,917


Future scheduled principal payment on long-term debt and capital leases during each of the years ending May 31, 2001 are as follows:


Year Ending
May 31,

Notes
Payable

Capital
Leases
1998

$
461,740

$
142,771
1999

25,634

131,077
2000

29,564

85,013
2001


-


-
Total minimum payments
$
516,938

358,861

Amount representing imputed interest	   	           (  44,738)

Present value of minimum lease payments			  $    314,123


NOTE 4 - LINE OF CREDIT

The Company has a revolving line of credit arrangement with a financing company which charges annualized interest of 33.48%. At May 31, 1996, the agreement allowed the Company to borrow up to the lesser of $400,000 or 80% of eligible receivables. At May 31, 1997, the agreement allowed the Company to borrow up to $400,000 or 90% of eligible receivables. Borrowings under this agreement totalled $141,592 at May 31, 1996 and $175,679 at May 31, 1997. The agreement is collateralized by accounts receivable and a personal guarantee by an officer of the Company.


NOTE 5 - INCOME TAXES

Deferred taxes are comprised of the following:

1997
1996
Reserve for bad debts
$       7,468
$        7,026
Accrued vacation
       19,798
      20,400
Net operating loss carryforwards
   2,755,814
 2,677,608

   2,783,080
 2,705,034
Valuation allowance
  (2,783,080)
(2,705,034)


-

-

The Company has provided a 100% valuation allowance on deferred tax assets since management could not determine that it was more likely than not that they would be realized.

For 1996 and 1997, the difference between the Company's effective income tax rate and the federal statutory rate of 34% consists of the following:

1997
1996

Tax (benefit) at statutory rate
    $(91,795)
        $5,157
Utilization of net operating loss
carryforwards
        -
       (5,157)
Increase in valuation allowance
     91,795
-

Tax at effective rate

-

-

The Company has net operating loss carry-forwards of approximately $7,875,000 with expiration dates beginning in fiscal year 2000. As part of a 1997 offer in compromise with the Internal Revenue Service, the Company agreed to reduce the carry-forward by approximately $500,000 for losses from one of its subsidiaries.

NOTE 6 - EMPLOYEE BENEFIT PLAN

ETT: X-Ray has a 401(k) employee benefit plan for those employees who meet the eligibility requirements set forth in the plan. Eligible employees may contribute up to 10% of their compensation to a maximum contribution of $9,500 beginning in 1996. ETT - X-Ray provides a profit sharing contribution which is determined at the option of the board of directors. An employee becomes fully vested with respect to employer contributions after 5 years of service. There were no employer contributions in 1997 and 1996.

NOTE 7 - OPTIONS AND WARRANTS

During 1996 and 1997, common stock purchase warrants and common stock options consisted of the following:




Options

Warrants


Balance, June 1, 1995
950,000

15,000
$
0.20 -
5.00






     Issued
25,000


$
2.00
     Exercise of options
(72,000)



  .50
     Cancellation of options
(300,000)










Balance, May 31, 1996
603,000

15,000
$
 .050 -
5.00






     Exercise of options
(128,000)


$
0.23






Balance , May 31, 1997
  475,000

   15,000
$
0.20 -
5.00

The above options and warrants are fully vested, and are valued at the fair market value of the common stock as of the date of grant. The warrants expire in April 2002. The majority (300,000) of the options expire in February 2000 and the remaining options expire on May 31, 1998.


NOTE 8 - STATEMENT OF CASH FLOWS

Supplemental disclosures of cash flows information:

1997
1996
Cash paid during the year for:



     Interest

$178,259

$204,044
     Income taxes
-
-



Non-cash investing and financing activities:


     Equipment purchases financed by capital
lease obligations
-
63,000



     Common stock issued in exchange for
consulting services
$33,000
$36,000

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Future minimum rental payments which are required under an operating lease with a remaining noncancelable lease term in excess of one year are $33,375 per year through fiscal year 2001. Additionally, the Company leases warehouse and commercial space in Washington under cancelable leases with month-to-month terms. Rent expense related to these leases was $35,050 and $28,196 for 1997 and 1996, respectively.

During the normal course of business, matters arise which may ultimately subject the Company to claims and litigation. At present, the Company is involved in litigation relating to a discontinued operation (Accu-Inspect) and relating to a noncompleted merger agreement (regarding North American). The Company is also at risk relating to unpaid liabilities from foreclosure on a subsidiary (X-Ray, Inc.). Management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position.


ACCU-INSPECT

In August 1994, the Company formed a subsidiary, Accu-Inspect, Inc., a company located in New Jersey. The assets were acquired by issuing 200,000 shares of class B preferred stock valued at $1.00 per share and the assumption of $238,962 of secured debt.

In June 1995, the Company sold all of the assets of Accu-Inspect, Inc. to a former owner of Accu-Tech, Inc. in exchange for 100,000 shares of class B preferred stock issued to purchase the assets, $202,000 in notes receivable and the assumption of $166,312 of accounts payable. The Company realized a gain of approximately $44,000 on the sale, after recording a reserve for the full amount of the notes (against which no payments have been made).

After the sale of Accu-Inspect assets, former owners of Accu-Tech commenced legal actions against the Company for breach of contract. Based upon the opinion of the Company's counsel, the suits could result in a settlement or award by the court in favor of the Company. At this time, however, no estimate can be made as to the time or the amount, if any, of ultimate recovery.


NORTH AMERICAN

In April 1995, the Company entered into a letter-of-intent to merge with North American Inspection, Inc. (North American). Shortly thereafter, the Company obtained a $500,000 revolving line-of-credit using North American's accounts receivable billed through a corporate subsidiary as collateral (see Note 3). North American terminated the merger agreement in July 1995 and subsequently all of the receivables were collected and the credit line paid in full.

ETT has commenced legal action against North American and its officers and stockholders seeking contractual damages resulting from the termination of the merger. The ultimate outcome of the litigation is not known.


X-RAY, INC.

In November 1995, the Company elected to foreclose on its security interest in all of the assets of its subsidiary, X-Ray, Inc. The foreclosure resulted in the Company's removal from its consolidated balance sheet of $252,497 of X-Ray's liabilities. In effecting this foreclosure, the Company recorded a net gain of $233,178.


NOTE 10 - PREFERRED STOCK

The Company elected not to make the first three preferred stock redemption payments amounting to $21,235 per annum which became due on August 31 of 1995, 1996, and 1997. Under terms of the preferred stock agreement, upon 30 days notice the redeemable preferred stock is convertible into shares of common stock representing 51% of the outstanding common stock of the Company. The preferred stockholders have not exercised their right to convert the preferred stock and management intends to make the required redemption payment when cash is available.

The Company also elected not to make dividend payments to the holders of Class B preferred stock. Under the terms of the preferred stock agreement, required dividends are as follows: 2% (effectively, $2,000) for the first year ending August 31, 1995; 6% (effectively, $6,000) for subsequent years. The Company and the owners of the Class B preferred stock are currently engaged in litigation. See Note 10.


NOTE 11- EXTRAORDINARY ITEM

In prior years, the Company recorded an estimated tax liability related to a tax shelter investment made by X-Ray prior to its acquisition by the Company. This recorded liability of $175,000 at May 31, 1995 included assessed taxes of approximately $143,000 in addition to accrued interest and penalties. In April 1996, the Company was able to successfully negotiate a full settlement with the Internal Revenue Service for the sum of $5,000. The resultant gain of $170,000 has been recorded as an extraordinary item in the year ended May 31, 1996.



NOTE 12- SUBSEQUENT EVENT

In a purchase agreement dated July 2, 1997, the Company agreed to acquire tank-lifting equipment and patent rights owned by World Wide Tank Services Australia Pty. Ltd. (WWT). The agreement calls for a purchase price of U.S. $100,000, consisting of $75,000 in ETT stock and a $25,000 non-interest bearing note payable in incremental installments of $1,000 for each tank lifted. The Company expects to complete this purchase in November 1997.