Form 10QSB/A
period 1997-08-31
ENVIRONMENTAL TESTING TECHNOLOGIES INC
filed 1997-11-04
CIK 768153

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549


                         FORM 10-QSB


(Mark One)

x    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]


                For the Quarter Ended August 31, 1997

                  Commission file number 1-10069


               ENVIRONMENTAL TESTING TECHNOLOGIES, INC.


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

                      YES  ____      NO __X__

Common stock, no par value, $1,663,315 shares outstanding as of 10/18/97

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



Part I - Financial Information

   Environmental Testing Technologies, Inc. & its subsidiaries
                           Balance Sheet

	        					08/31/97        5/31/97
						      Unaudited       Audited
-------------------------------------------------------------------
ASSETS

Current Assets

	Cash             		           $   -0-          $    -0-
	Accounts Receivable
      - net of allowances           	  295,028       247,684
	Other current assets                   37,697        35,037
				                ------------   ------------
	TOTAL current assets                  332,725       282,721

Property, Plant & Equipment

	Building & leasehold improvements   2,373,015     2,373,015
	Less accumulated depreciation      <1,962,072>   <1,932,241>
                                        ------------  ------------

	Property, Plant & Equip. (Net)        410,943       440,774

Other Assets
 	Deposits         		               33,686        18,548
					         -------------  -------------

TOTAL ASSETS                               $777,354      $742,043

LIABILITIES & STOCKHOLDER'S DEFICIT

Current Liabilities
	Line of Credit           	      $ 211,698     $ 175,679
	Accounts Payable                      234,514       250,778
	Accrued Liabilities                	  171,318       142,500
	Current portion of long term debt     619,681       604,511
						     -----------   -----------

TOTAL current liabilities                 1,237,211     1,173,468

Long Term Debt                	        183,201       226,551
Redeemable Preferred Stock                  176,958       176,958

Stockholder's (Deficit) Equity

	Preferred Stock  	                    100,000       100,000
	Common Stock (no par value)           677,557       677,557
	Accumulated deficit                <1,597,573>   <1,612,491>
						    ------------   ------------
TOTAL Stockholder's Deficit             	 <820,016>     <834,934>

TOTAL LIABILITIES & STOCKHOLDER'S DEFICIT  $777,354      $742,043
</PAGE

   Environmental Testing Technologies, Inc. & its subsidiaries
                     Statement of Operations

					3 Months Ended	3 Months Ended
					August 31, 1997	August 31, 1996
---------------------------------------------------------------
Sales               		   $533,685            $467,632
Cost of Sales                     295,229		      326,412
			            ------------	--------------
Gross Profit                      238,456		      141,220

Operating Expenses:

Selling, General
& Administrative                  180,943             182,468

Operating Income <Loss>            57,513             <41,248>

Other Income <Expense>:

	Interest         		     39,731		       35,139
	Other Expenses		      2,864			  6,580
				     ------------		-------------

Total Income <Loss>
Before Income Taxes  		     42,595			 41,720

Federal Income Tax                      0                   0

Net Income <Loss>                  14,918		      <82,968>

Net Income <Loss> Per Share          <.01>               <.05>
				    -------------		 -------------

Weighted Average
Shares Outstanding  	        1,663,315		     1,535,315



Notes to Condensed Consolidated Financial Statements

Item 1 - The unaudited consolidated financial statements and elated notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the fiscal year ended May 31, 997.

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

Item 2 -  Management's Discussion and Analysis of Financial
Condition & Results of Operations

Sales for the three months ended August 31, 1997 and August 31, 1996, were $533,685 and $467,632 respectively. The sales increase of $66,053.00, or 14%, was attributable to a resurgence in basic nondestructive testing revenues stimulated by the current demand for increase aircraft shipments by the Boeing Company.

Cost of sales for the three months ended August 31, 1997 and August 31, 1996, were $295,229 and $326,412 respectively. The cost of sales resulted in gross profits of $238,456 and $141,220 respectively, or an increase of 68.9% in 1997 over 1996. The increased gross profit is attributable to better utilization of manpower and improved pricing.

Selling, general and administrative expenses remained constant between the two comparable periods with only slight reduction for the 1996 expense of $182,468 to a 1997 expense of $180,943.

Other expense is principally interest expense and remains consistent at the same levels with only a change from 1996 expense of $41,720 to a 1997 expense of $42,595.

Net income <loss> for the 3 months ended August 31, 1997, was $14,918 and for the 3 months ended August 31, 1996, was a loss of
<$82,968>.  The increase in profitability is attributable to higher sales levels and better utilization of manpower.

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

PART III - Working Capital

The continuing lack of working capital raises substantial doubt about the Company's ability to continue as a going concern.

The Company continues to seek new financing to cure this negative working capital problem.

PART IV - Stockholders' Equity

The negative stockholders' equity at August 31, 1997, of $820,016> shows a slight improvement from the May 31, 1997, balance of
<$834,934> and is caused by the profit generated for the 3 months ended August 31, 1997.

The Company continues to seek new equity financing to cure this negative working position.

Item 6  Exhibits and Reports on Form 8K

No reports on Form 8K were filed for the 3 month period ending
August 31, 1997.


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf, by the undesigned, thereunto duly authorized:

           ENVIRONMENTAL TESTING TECHNOLOGIES, INC.

____________________			    s/s  G.B. Maitland
Date				            George B. Maitland, VP Finance

____________________			    s/s   L.G. Connel
Date 				            Lee G. Connel, Director
