Form 10QSB
period 1997-11-30
ENVIRONMENTAL TESTING TECHNOLOGIES INC
filed 1998-01-08
CIK 768153

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB



(Mark One)
? QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 (Fee required)

_  TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 (No Fee Required)

For the Quarter Ended November 30, 1997

Commission File Number 1-10069

ENVIRONMENTAL TESTING TECHNOLOGIES, INC.

           Washington				  93-0845837
    (State of Incorporation)	        (IRS Employer ID No.)

7500 Perimeter Road South
Seattle  WA  98108
(Address of Principal Executive Offices)

206-763-1919
(Telephone Number)


Check whether the registrant filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by the bankruptcy court.

                           YES  ____      NO __X__

10Q for Quarter Ending 2/28/96, 8/31/96, 11/30/96 & 2/28/97 were not filed.


Common stock, no par value, 1,682,065 shares outstanding as of 01/06/98.

Table of Contents


PART I - Financial Information                       	  Page No.

  Item 1  Condensed Consolidated Balance Sheet              3
	    Condensed Consolidated Statement of Operations    4
	    Notes to Financial Statement                      5

  Item 2  Management Discussion & Analysis of               5
 	    Financial Condition & Results of Operations

PART II - Other

	  Legal Proceedings        				      5

PART III - Working Capital					      6

PART IV - Stockholders' Equity				      6

PART V - Reports on Form 8K					      6

Signatures								      6










Part I - Financial Information

Environmental Testing Technologies, Inc. & its Subsidiaries
Balance Sheet


	                                11/30/97       5/31/97
						        Unaudited      Audited
ASSETS

Current Assets
  Cash            		       	  $   -0-       $    -0-
  Accounts Receivable - net of allowances    525,587        247,684
  Other current assets                       120,999         35,037
			       		      ------------   ------------
  TOTAL current assets                       646,586        282,721

Property, Plant & Equipment		       2,474,323      2,373,015
  Less accumulated depreciation           <1,996,069>    <1,932,241>
                                       ---------------   -------------
-
  Property, Plant & Equip. (Net)             478,254        440,774

Other Assets
  Deposits         		                21,092         18,548
						     -------------   -------------
TOTAL ASSETS                              $1,145,932	    $ 742,043

LIABILITIES & STOCKHOLDER'S DEFICIT

Current Liabilities
  Line of Credit           		       $ 357,539      $ 175,679
  Accounts Payable                           331,689        250,778
  Accrued Liabilities                        202,486        142,500
  Current portion of long term debt          661,763        604,511
						    --------------   -------------
-

TOTAL current liabilities      		 1,553,477      1,173,468

Long Term Debt                               160,047        226,551
Redeemable Preferred Stock                   176,957        176,958

Stockholder's (Deficit) Equity
  Preferred Stock  	                     100,000         100,000
  Common Stock (no par value)                752,557         677,557
  Accumulated deficit                     <1,597,106>     <1,612,491>
						    ---------------   ------------
--
TOTAL Stockholder's Deficit                 <744,549>       <834,934>
							------------      ----------
--
TOTAL LIABILITIES & STOCKHOLDER'S DEFICIT $1,145,932        $ 742,043



   Environmental Testing Technologies, Inc. & its Subsidiaries
    	              Statement of Operations


						 3 Months Ended	         6 Months Ended

	                            11/30/97   11/30/96     11/30/97    11/30/96


Sales
$801,601
$473,565
$1,335,28
6
$941,197
Cost of Sales
590,616
336,945
885,845
663,357
Gross Profit
210,985
136,620
449,441
277,840





Operating Expenses:




 Selling,General& Administrative
159,654
164,280
340,597
346,748
    Operating Income <Loss>
51,331
<27,660>
108,844
<68,908>
    Other Income <Expense>




       Interest
49,102
39,741
88,833
74,880
       Other Expenses
1,761
5,164
4,625
11,745
           Total Other Expenses
50,863
44,905
93,458
86,625










Net Income <Loss> Before Income
Taxes
468
<72,565>
15,386
<155,533>
Income Taxes
-0-
-0-
-0-
-0-
Net Income <Loss>
$468
<$72,565>
$15,386
<$155,533>





Net Income <Loss> per Share
-0-
<$.05>
$.01
<$.10>





Weighted Average Shares
Outstanding
1,682,065
1,598,315
1,675,877
1,598,315














Notes to Condensed Consolidated Financial Statements

Item 1 - The unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the fiscal year ended May 31, 1997.

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.


Item 2 - Management's Discussion and Analysis of Financial Condition & Results of Operations

Sales for the six months ended November 30, 1997, and November 30, 1996, were $1,335,286 and $941,197 respectively. The sales increase of $394,089, or 41%, was attributable to a resurgence in basic nondestructive testing revenues stimulated by the current demand for increased aircraft shipments by the Boeing Company, and by revenues generated from the acquisition of Worldwide Tank Services assets in July 1997.

Cost of sales for the six months ended November 30, 1997, and November 30, 1996, were $885,845 and $277,840 respectively. The cost of sales resulted in gross profits of $449,441 and $277,840 respectively, or a 61% increase in gross profits in 1997 over the comparable 1996 period. The increase in gross profit is attributable to higher sales levels and improved utilization of manpower as well as improved pricing.

Selling, general and administrative expenses remained constant between the periods with only a slight decrease in 1997 expenses of $340,597 from comparable 1996 expense levels of $346,748.

Other expense is principally interest expense and late payment penalties. This increased slightly from $86,625 in 1996 to $93,458 in 1997. The increase is due to the financing costs of higher accounts receivable levels created by higher revenue levels in 1997 as compared to 1996.

Net income <loss> for the six month period ended November 30, 1997, was $15,386, which compares favorably to the November 30, 1996, loss of <$155,533>. The improved overall profitability is attributable to higher revenue levels while holding selling, general and administrative expenses at a constant period to period comparable level.



</PAGE

PART II - Other Information

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

The Company continues to seek new financing to cure its negative working capital position.

PART IV - Stockholders' Equity

The negative stockholders' equity at November 30, 1997, of $744,549 shows an improvement over the year ended May 31, 1997, balance of $834,934. The improvement in Stockholders' equity was caused by the profit generated during the six month period and by the acquisition of Worldwide Tank Services assets acquired for Common Stock valued at $75,000.00.

The Company continues to seek new equity financing to cure this negative working position.

PART V -  Exhibits and Reports on Form 8K

Form 8K regarding a change in accountants was filed on August 15, 1997.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized:

ENVIRONMENTAL TESTING TECHNOLOGIES, INC.


January 8, 1998			S/S
______________________________________________________________
Date				George B. Maitland, VP Finance


January 8, 1998			S/S
__________________________________________________________________
Date 				Lee G. Connel, Director
