Form 10QSB
period 1998-02-28
ENVIRONMENTAL TESTING TECHNOLOGIES INC
filed 1998-04-01
CIK 768153

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549


                         FORM 10-QSB


(Mark One)

x    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]


                For the Quarter Ended February 28, 1998

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

                      YES  ____      NO __X__

10Q for Quarter Ending 2/28/96, 8/31/96, 11/30/96 and 2/28/97 were not filed.

Common stock, no par value, $1,682,065 shares outstanding as of 03/29/98.

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

	        					02/28/98        5/31/97
						      Unaudited       Audited
-------------------------------------------------------------------
ASSETS

Current Assets

	Cash             		           $   -0-          $    -0-
	Accounts Receivable
      - net of allowances           	  485,438       247,684
	Other current assets                  127,160        35,037
				                ------------   ------------
	TOTAL current assets                  612,598       282,721

Property, Plant & Equipment Assets

	Property, Plant & Equipment         2,585,058     2,373,015
	Less accumulated depreciation      <2,032,151>   <1,932,241>
                                        ------------  ------------

	Property, Plant & Equip. (Net)        552,907       440,774

Other Assets
 	Deposits         		               22,654        18,548
					         -------------  -------------

TOTAL ASSETS                             $1,188,159      $742,043

LIABILITIES & STOCKHOLDER'S DEFICIT

Current Liabilities
	Line of Credit           	      $ 318,204     $ 175,679
	Accounts Payable                      458,595       250,778
	Accrued Liabilities                	  213,297       142,500
	Current portion of long term debt     632,424       604,511
						     -----------   -----------

TOTAL current liabilities                 1,622,520     1,173,468

Long Term Debt                	        103,278       226,551
Redeemable Preferred Stock                  176,959       176,958

Stockholder's (Deficit) Equity

	Preferred Stock  	                    100,000       100,000
	Common Stock (no par value)           752,557       677,557
	Accumulated deficit                <1,567,173>   <1,612,491>
						    ------------   ------------
TOTAL Stockholder's Deficit             	 <714,596>     <834,934>

TOTAL LIABILITIES & STOCKHOLDER'S DEFICIT  $1,188,159    $742,043

   Environmental Testing Technologies, Inc. & its subsidiaries
                     Statement of Operations

			      3 Months Ended	       3 Months Ended
			  02/28/98     02/28/97      02/28/98   02/28/97

Sales               $896,212     $367,805    $2,231,498   $1,309,002
Cost of Sales        609,624      280,826     1,495,469      944,184
-----------------------------------------------------------------------
Gross Profit        $286,588     $ 86,979    $  736,029   $  364,818

Operating Expenses:

Selling, General
& Administrative    $197,975     $160,449    $  538,573   $  507,197

Operating Income
<Loss>                88,613      <73,470>      197,456       68,908

Other Income <Expense>:

	Interest        57,926       38,526       146,759      109,904
	Other Expenses     738         ---          5,358       15,246
------------------------------------------------------------------------
Total Income <Loss>
Before Income Taxes   29,953     <111,996>       45,339     <267,529>

Federal Income Tax       -0-          -0-           -0-          -0-
------------------------------------------------------------------------
Net Income <Loss>     29,953     <111,996>       45,339     <267,529>


Net Income Per Share
<Loss>                   .01          .07           .02          .16

Weighted Average
Shares Outstanding $1,682,065    $1,598,315    $1,682,065   $1,598,315


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

Item 2 -  Management's Discussion and Analysis of Financial
Condition & Results of Operations

Sales for the nine months ended February 28, 1998 and February 28, 1997, were $2,231,498 and $1,309,002 respectively. The sales increase of $922,496, or 70%, was attributable to a resurgence in basic nondestructive testing revenues stimulated by the current demand for increase aircraft shipments by the Boeing Company, and by revenues generated from the acquisition of Worldwide Tank Services assets in July 1997.

Cost of sales for the six months ended February 28, 1998 and February 28, 1997, were $1,495,469 and $944,184 respectively. The cost of sales resulted in gross profits of $736,029 and $364,818 respectively, or a 101% increase in gross profits in 1998 over the comparable 1997 period. The increase in gross profit is attributable to higher sales levels and improved utilization of manpower as well as improved pricing.

Selling, general and administrative expenses increased from $507,197 for the nine months ended February 28, 1997, to $538,573 for the nine months ended February 28, 1998. This increase was related to increased marketing efforts introducing the tank lifting business to the marketplace. The increase of $31,376 is a 6% increase and compares favorably with the 70% increase in sales for the comparable period.

Other expense is principally interest expense and late payment penalties. This increased from $125,150 in 1997 to $152,117 in 1998. The increase is due to the financing costs of higher accounts receivable levels created by higher revenue levels in 1998 as compared to 1997.

Net income <loss> for the nine months ended February 28, 1998, was $45,339 which compares favorably to the February 28, 1997, loss of
<$267,529>.  The improved overall profitability is attributable to higher revenue levels while holding selling, general and administrative expenses at a relative constant period to period comparable level.

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

PART IV - Stockholders' Equity

The negative stockholders' equity at February 28, 1998, of <$714,596> shows an improvement over the year ended May 31, 1997, balance of
<$834,934>.  The improvement in Stockholders' equity was caused by the profit generated for the nine month period and by the acquisition of Worldwide Tank Services assets acquired for Common Stock valued at $75,000.00.

The Company continues to seek new equity financing to cure this negative working position.

PART V - Exhibits and Reports on Form 8K

Form 8K regarding a change in accountants was filed on August 15, 1997.


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized:

           ENVIRONMENTAL TESTING TECHNOLOGIES, INC.

March 31, 1998  			          s/s  G.B. Maitland
--------------------------------------------------------------------
Date				            George B. Maitland, VP Finance



March 31, 1998			         s/s   L.G. Connel
--------------------------------------------------------------------
Date 				            Lee G. Connel, Director
