Form 10QSB/A
period 1998-02-28
ENVIRONMENTAL TESTING TECHNOLOGIES INC
filed 1998-04-09
CIK 768153

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549


                         FORM 10-QSB AMENDED


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

   Environmental Testing Technologies, Inc. & its subsidiaries
                     Statement of Operations

			      3 Months Ended	       9 Months Ended
			  02/28/98     02/28/97      02/28/98   02/28/97

Sales               $896,212     $367,805    $2,231,498   $1,309,002
Cost of Sales        609,624      280,826     1,495,469      944,184
-----------------------------------------------------------------------
Gross Profit        $286,588     $ 86,979    $  736,029   $  364,818

Operating Expenses:

Selling, General
& Administrative    $197,975     $160,449    $  538,573   $  507,197

Operating Income
<Loss>                88,613      <73,470>      197,456       68,908

Other Income <Expense>:

	Interest        57,926       38,526       146,759      109,904
	Other Expenses     738         ---          5,358       15,246
------------------------------------------------------------------------
Total Income <Loss>
Before Income Taxes   29,953     <111,996>       45,339     <267,529>

Federal Income Tax       -0-          -0-           -0-          -0-
------------------------------------------------------------------------
Net Income <Loss>     29,953     <111,996>       45,339     <267,529>


Net Income Per Share
<Loss>                   .01          <.07>           .02          <.16>

Weighted Average
Shares Outstanding $1,682,065    $1,598,315    $1,682,065   $1,598,315


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